Form 10QSB
period 2006-05-31
Atwood Minerals & Mining CORP.
filed 2006-08-04
CIK 1359504

==================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-134828

ATWOOD MINERALS AND MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0471652
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1030 Denman St. Suite 125A
Vancouver, British Columbia
Canada V6G 2M6
(Address of principal executive offices, including zip code.)

(604) 818-2617
(Registrant's telephone number, including area code)

The Company is a Shell company:     Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of July 31, 2006, the Company had 6,100,000 shares of common stock outstanding.

=========================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31, 2006 $	November 30, 2005 $
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	2,393	18,060

Total Assets	2,393	18,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accrued liabilities	750	5,450
Due to related parties (Note 3)	115	80

Total Liabilities	865	5,530

Contingencies and Commitments (Notes 1 and 4)

Stockholders' Equity

Common Shares, 75,000,000 shares authorized, $0.001 par value 6,100,000 shares issued and outstanding	6,100	6,100

Additional Paid-In Capital	17,000	17,000

Donated Capital (Note 3)	9,000	4,500

Deficit Accumulated During the Exploration Stage	(30,572)	(15,070)

Total Stockholders' Equity	1,528	12,530

Total Liabilities and Stockholders' Equity	2,393	18,060

(The Accompanying Notes are an Integral Part of These Financial Statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from	Three	Six	From
	May 12, 2005 (Date of Inception)	Months Ended	Months Ended	May 12, 2005 (Date of Inception)
	To May 31,	May 31,	May 31,	to November 30,
	2006	2006	2006	2005
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(audited)

Revenue	-	-	-	-

Expenses

Donated rent (Note 3)	3,000	750	1,500	1,500
Donated services (Note 3)	6,000	1,500	3,000	3,000
General and administrative	222	57	102	120
Impairment loss on mineral property (Note 4)	5,000	-	-	5,000
Professional fees	16,150	10,700	10,900	5,450

Total Expenses	30,372	13,007	15,502	15,070

Net Loss	(30,572)	(13,007)	(15,502)	(15,070)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)

Weighted Average Shares Outstanding		6,100,000	6,100,000	2,417,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

Accumulated from		Three	Six	From
May 12, 2005 (Date of Inception)		Months Ended	Months Ended	May 12, 2005 (Date of Inception)
To May 31,		May 31,	May 31,	to November 30,
2006		2006	2006	2005
$		$	$	$
(unaudited)		(unaudited)	(unaudited)	(audited)

Operating Activities

Net loss	(30,572)	(13,007)	(15,502)	(15,070)

Adjustments to reconcile net loss to cash
Impairment loss on mineral property	5,000	-	-	5,000
Donated services and expenses	9,000	2,250	4,500	4,500

Change in operating assets and liabilities
Accrued liabilities	785	(415)	(4,665)	5,450

Net Cash Used in Operating Activities	(15,787)	(11,172)	(15,667)	(120)

Investing Activities

Mineral property acquisition costs	(5,000)	-	-	(5,000)

Net Cash Used in Investing Activities	(5,000)	-	-	(5,000)

Financing Activities

Advances from related party	80	-	-	80
Proceeds from issuance of common shares	23,100	-	-	23,100

Net Cash Flows Provided by Financing Activities	23,180	-	-	23,180

Increase (Decrease) in Cash	2,393	(11,172)	(15,667)	18,060

Cash - Beginning of Period	-	13,565	18,060	-

Cash - End of Period	2,393	2,393	2,393	18,060

Supplemental Disclosures
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity
From May 12, 2005 (Date of Inception) to May 31, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid-in	Donated	Exploration
	Stock	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - May 12, 2005 (Date of Inception)	-	-	-	-	-	-

Issuance of common shares for cash
at $.001 per share	5,100,000	5,100	-	-	-	5,100
at $.01 per share	800,000	800	7,200	-	-	8,000
at $.05 per share	200,000	200	9,800	-	-	10,000

Donated services and expenses	-	-	-	4,500	-	4,500

Net loss	-	-	-	-	(15,070)	(15,070)

Balance - November 30, 2005 (audited)	6,100,000	6,100	17,000	4,500	(15,070)	12,530

Donated services and expenses	-	-	-	4,500	-	4,500

Net loss	-	-	-	-	(15,502)	(15,502)

Balance - May 31, 2006 (unaudited)	6,100,000	6,100	17,000	9,000	(30,572)	1,528

(The Accompanying Notes are an Integral Part of These Financial Statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on May 12, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (" SFAS" ) No. 7 " Accounting and Reporting for Development Stage Enterprises" . The Company' s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company' s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2006, the Company has accumulated losses of $30,572 since inception. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to file an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 3,100,000 shares of common stock for resale by existing stockholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company' s fiscal year-end is November 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 12, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, " Whether Mineral Rights Are Tangible or Intangible Assets" . The Company assesses the carrying costs for impairment under SFAS 144, " Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Long-lived Assets

In accordance with the Financial Accounting Standards Board (" FASB" ) SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" , the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 " Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006

2.	Summary of Significant Accounting Policies (continued)

	j)	Foreign Currency Translation

The Company' s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 " Foreign Currency Translation" , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3" . SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

The FASB has also issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 " Accounting for Servicing of Financial Assets" , but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

3.	Related Party Transactions

During the six month period ended May 31, 2006, the Company recognized a total of $3,000 (November 30, 2005 - $3,000) for donated services at $500 per month and $1,500 (November 30, 2005 - $1,500) for donated rent at $250 per month provided by the President of the Company.

At May 31, 2006, the Company is indebted to the President of the Company for cash advances of $115. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

4.	Mineral Properties

On October 20, 2005, the Company acquired the STEP mineral claim located in the Nicola Mining Division, British Columbia, Canada in consideration for $5,000. The claim is registered in the name of the vendor, who has executed a trust agreement to hold the claim in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the vendor. The cost of mineral properties of $5,000 was initially capitalized. At November 30, 2005, the Company recognized an impairment loss of $5,000, as it has not yet been determined whether there are proven or probable reserves on the property.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2006

5.	Common Stock

On September 1, 2005, the Company issued 5,100,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,100.

On November 1, 2005, the Company issued 800,000 shares of common stock at a price of $0.01 per share for cash proceeds of $8,000.

On November 30, 2005, the Company issued 200,000 shares of common stock at a price of $0.05 per share for cash proceeds of $10,000.

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $10,570, which commence expiring in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the period ended November 30, 2005, the valuation allowance established against the deferred tax assets increased by $3,700.

The components of the net deferred tax asset at November 30, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

November 30, 2005 $

Net Operating Losses	10,570

Statutory Tax Rate	35%

Effective Tax Rate	-

Deferred Tax Asset	3,700

Valuation Allowance	(3,700)

Net Deferred Tax Asset	-

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by the results of our exploration.

To meet our need for cash we raised money from a private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, a second private placement of securities, or loans from our sole officer or other, Walter Brenner.

Mr. Brenner is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1. June 2006 - August 2006, we intend to hire a technically trained consultant to compile exploration data, analyze it and compile a map. We have no selected a consultant as of the date of this report. This phase 1 reconnaissance work requires approximately one week of field work by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000.

2. August 2006 - December 2006 , we intend to pursue a field program of prospecting and geochemical surveying to determine the extent and distribution of mineralization on the surface of the property which may indicate the potential presence of a reserve. Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Cost for Phase 2 is estimated to be $15,000.

3. January 2007 - March 2007, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this phase will cost approximately $20,000.

4. March 2007 - June 2007, we intend to begin core drilling. Core drilling will cost $20.00 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators.

5. July 2007 - August 2007, we intend to have an independent third party analyze the samples from the core drilling to determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $3,000 to analyze the core samples.

All funds for the foregoing activities have been obtained from our private placement or will be obtained from a future private placement, a public offering or a loan from Mr. Brenner.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on May 12, 2005

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we intend to begin exploration activities in June 2006.

Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to May 31, 2006 was $115. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner is our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

We completed a private placement of 2,100,000 restricted shares of our common stock at a price of $0.001 per share to the five purchasers on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $2,100.

We completed a private placement of 800,000 restricted shares of our common stock at a price of $0.01 per share to eight purchasers on November 1, 2005 pursuant to Reg. S of the Securities Act of 1933.

The total amount received from the private placement was $8,000.

We completed a private placement of 200,000 restricted shares of our common stock at a price of $0.20 per share to ten purchasers on November 30, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from this offering was $10,000.

As of May 31, 2006, our total assets were $2,393 and our total liabilities were $865.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August, 2006.

ATWOOD MINERALS AND MINING

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director