Form 10QSB/A
period 2006-05-31
Atwood Minerals & Mining CORP.
filed 2006-09-07
CIK 1359504

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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
(604) 818-2617
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

=====================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)

May 31, 2006

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	May 31, 2006 $	November 30, 2005 $

ASSETS

Current Assets

Cash	2,393	18,060

Total Assets	2,393	18,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	10,770	-
Accrued liabilities	-	5,450
Due to related parties (Note 3(a))	80	80

Total Liabilities	10,850	5,530

Contingencies and Commitments (Notes 1 and 4)

Stockholders' Equity (Deficit)

Common Shares, 75,000,000 shares authorized, $0.001 par value 6,100,000 shares issued and outstanding	6,100	6,100

Additional Paid-In Capital	17,000	17,000

Donated Capital (Note 3(b))	9,000	4,500

Deficit Accumulated During the Exploration Stage	(40,557)	(15,070)

Total Stockholders' Equity (Deficit)	(8,457)	12,530

Total Liabilities and Stockholders' Equity (Deficit)	2,393	18,060

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	Three	From	Six
	May 12, 2005 (Date of Inception)	Months Ended	May 12, 2005 (Date of Inception)	Months Ended
	To May 31,	May 31,	To May 31,	May 31,
	2006	2006	2005	2006
	$	$	$	$

Revenue	-	-	-	-

Expenses

Donated rent (Note 3(b))	3,000	750	-	1,500
Donated services (Note 3(b))	6,000	1,500	-	3,000
General and administrative	207	42	-	87
Impairment loss on mineral property (Note 4)	5,000	-	-	-
Professional fees	26,350	20,700	-	20,900

Total Expenses	40,557	22,992	-	25,487

Net Loss	(40,557)	(22,992)	-	(25,487)

Net Loss Per Share - Basic and Diluted		-	-	-

Weighted Average Shares Outstanding		6,100,000	-	6,100,000

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From May 12, 2005 (Date of Inception) to May 31, 2006 $	Six Months Ended May 31, 2006 $	From May 12, 2005 (Date of Inception) To May 31, 2005 $

Operating Activities

Net loss	(40,557)	(25,487)	-

Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss on mineral property	5,000	-	-
Donated services and expenses	9,000	4,500	-

Change in operating assets and liabilities
Accounts payable and accrued liabilities	10,770	5,320	-

Net Cash Used in Operating Activities	(15,787)	(15,667)	-

Investing Activities

Mineral property acquisition costs	(5,000)	-	-

Net Cash Used in Investing Activities	(5,000)	-	-

Financing Activities

Advances from related party	80	-	-
Proceeds from issuance of common shares	23,100	-	-

Net Cash Flows Provided by Financing Activities	23,180	-	-

Increase (Decrease) in Cash	2,393	(15,667)	-

Cash - Beginning of Period	-	18,060	-

Cash - End of Period	2,393	2,393	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company' s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2006, the Company has a working capital deficiency of $8,457 and accumulated losses of $40,557 since inception. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 21, 2006, to register 3,100,000 shares of common stock for resale by existing stockholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company' s fiscal year-end is November 30.

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
2.	Summary of Significant Accounting Policies (continued)

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
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

The FASB has also issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 " Accounting for Servicing of Financial Assets" , but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

	l)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Related Party Transactions

	a)	At May 31, 2006, the Company is indebted to the President of the Company for cash advances of $80. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

b)

During the six month period ended May 31, 2006, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company.

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

To meet our need for cash, we raised money from a private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, such as a public offering or a second private placement of securities.

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

Milestones

The following are our milestones:

1. June 2006 - August 2006 - we intend to hire a technically trained consultant to compile exploration data, analyze it and compile a map. We have not selected a consultant as of the date of this report. This phase 1 reconnaissance work requires approximately one week of field work by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000.

2. August 2006 - December 2006 - we intend to pursue a field program of prospecting and geochemical surveying to determine the extent and distribution of mineralization on the surface of the property which may indicate the potential presence of a reserve. Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Cost for Phase 2 is estimated to be $15,000.

3. January 2007 - March 2007 - we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this phase will cost approximately $20,000.

4. March 2007 - June 2007 - we intend to begin core drilling. Core drilling will cost $20.00 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators.

5. July 2007 - August 2007 - we intend to have an independent third party analyze the samples from the core drilling to determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $3,000 to analyze the core samples.

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

Since inception, we have used loans from Mr. Brenner, our president and director, to stake the property, to incorporate us, and to pay our legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to May 31, 2006 was $115. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest, and unsecured.

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

As of May 31, 2006, our total assets were $2,393 and our total liabilities were $10,850.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of September, 2006.

ATWOOD MINERALS AND MINING

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director