Form 10QSB
period 2006-08-31
Atwood Minerals & Mining CORP.
filed 2006-10-20
CIK 1359504

========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 18, 2006, the Company had 6,100,000 shares of common stock outstanding.

===========================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)

August 31, 2006

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. dollars)

	August 31, 2006 $	November 30, 2005 $
	(unaudited)

ASSETS

Current Assets

Cash	14,993	18,060

Total Assets	14,993	18,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	3,500	-
Accrued liabilities	-	5,450
Due to related party (Note 3(b))	23,979	80

Total Liabilities	27,479	5,530

Contingencies and Commitments (Notes 1 and 4)

Stockholders' Equity (Deficit)

Common Shares, 75,000,000 shares authorized, $0.001 par value 6,100,000 shares issued and outstanding	6,100	6,100

Additional Paid-in Capital	17,000	17,000

Donated Capital (Note 3(a))	11,250	4,500

Deficit Accumulated During the Exploration Stage	(46,836)	(15,070)

Total Stockholders' Equity (Deficit)	(12,486)	12,530

Total Liabilities and Stockholders' Equity (Deficit)	14,993	18,060

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from	Three	Three	Nine	From
	May 12, 2005 Date of Inception)	Months Ended	Months Ended	Months Ended	May 12, 2005 (Date of Inception)
	to August 31,	August 31,	August 31,	August 31,	to August 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Donated rent (Note 3(a))	3,750	750	750	2,250	750
Donated services (Note 3(a))	7,500	1,500	1,500	4,500	1,500
General and administrative	207	-	91	87	91
Impairment of mineral property costs	5,000	-	-	-	-
Professional fees	30,379	4,029	-	24,929	-
Total Expenses	46,836	6,279	2,341	31,766	2,341

Net Loss	(46,836)	(6,279)	(2,341)	(31,766)	(2,341)

Net Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding		6,100,000	1,076,000	6,100,000	892,000

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended August 31, 2006 $	From May 12, 2005 (Date of Inception) to August 31, 2005 $

Operating Activities

Net loss	(31,766)	(2,342)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services and rent	6,750	2,250

Changes in operating assets and liabilities:

Accounts payable	3,500	-
Accrued liabilities	(5,450)	-
Net Cash Used in Operating Activities	(26,966)	(92)

Financing Activities

Advances from related party	23,899	80
Proceeds from issuance of common shares	-	5,100

Net Cash Flows Provided by Financing Activities	23,899	5,180
Increase (Decrease) in Cash	(3,067)	5,088

Cash - Beginning of Period	18,060	-
Cash - End of Period	14,993	5,088

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
August 31, 2006
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on May 12, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company' s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2006, the Company has a working capital deficit of $12,486, and has accumulated losses of $46,836 since inception. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
August 31, 2006
(unaudited)
2.	Summary of Significant Accounting Policies (continued)

	c)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 12, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, " Whether Mineral Rights Are Tangible or Intangible Assets" . The Company assesses the carrying costs for impairment under SFAS No. 144, " Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company' s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
August 31, 2006
(unaudited)
2.	Summary of Significant Accounting Policies (continued)

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

In February, 2006, the FASB issued SFAS No. 155 " Accounting for Certain Hybrid Financial Instruments" and in March 2006, the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Assets" , but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3" . SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
August 31, 2006
(unaudited)
3.	Related Party Transactions

a)

During the nine month period ended August 31, 2006, the Company recognized $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company. For the period ended August 31, 2005, the Company recognized $1,500 and $750 for donated services and donated rent, respectively.

b)

As at August 31, 2006, the Company is indebted to the President of the Company for cash advances of $23,979 (November 30, 2005 - $80). The balance due is unsecured, non-interest bearing and due on demand.

4.	Mineral Properties

The Company owns a 100% interest in the STEP mineral claim located in the Nicola Mining Division, British Columbia, Canada. The claim is registered in the name of the vendor, who has executed a trust agreement to hold the claim in trust on behalf of the Company.

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

2. January 2007 - March 2007 - we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this phase will cost approximately $20,000.

3. March 2007 - June 2007 - we intend to begin core drilling. Core drilling will cost $20.00 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators.

4. July 2007 - August 2007 - we intend to have an independent third party analyze the samples from the core drilling to determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $3,000 to analyze the core samples.

All funds for the foregoing activities have been obtained from our private placement or will be obtained from a future private placement, a public offering or a loan from Mr. Brenner.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Since inception, we have used loans from Mr. Brenner, our president and director, to stake the property, to incorporate us, and to pay our legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to August 31, 2006 was $23,979. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest, and unsecured.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner is our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.

We completed a private placement of 2,100,000 restricted shares of our common stock at a price of $0.001 per share to five purchasers on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $2,100.

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

As of August 31, 2006, our total assets were $14,993 and our total liabilities were $27,479. As at August 31, 2006, we had a working capital deficit of $12,486.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of October, 2006.

ATWOOD MINERALS AND MINING CORP.

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director