Form 10QSB/A
period 2006-05-31
Atwood Minerals & Mining CORP.
filed 2006-12-11
CIK 1359504

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-2

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

The Company is a Shell company:       Yes [ X ]     No [   ]

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

================================================================================================

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December, 2006.

ATWOOD MINERALS AND MINING

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director