Form 10KSB
period 2006-11-30
Atwood Minerals & Mining CORP.
filed 2007-03-15
CIK 1359504

=======================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

The Company is a Shell company: Yes [X] No [   ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

===========================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year November 30, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2006: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 6, 2007: 6,100,000 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on May 12, 2005. We are an exploration stage corporation. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property consists of one mineral claim containing 412.807 hectares located in the Nicola Mining Division District of British Columbia, Canada. The one property consists of four mineral claims. We intend to explore for gold on the property. Our exploration program should take approximately 365 days, weather permitting. If we do not find mineralized material on the property, we do not know what we will do.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore one mineral property. If we are successful in our initial endeavors, we may look at other exploration situations.

Background

     In June 2005, we paid Laurence Sookochoff, a non-affiliated third party, US$5,000.00 for the property. Mr Sookochoff is a professional geologist residing in Vancouver, British Columbia.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The claim is recorded in the name of Mr. Sookochoff to avoid paying additional fees. Mr. Sookochoff suggested that the property be retained in his name and we concurred therewith. The property was selected by Mr. Brenner after consulting with Mr. Sookochoff. Mr. Sookochoff was paid US$5,000 for the property. No money was paid to Mr. Sookochoff to hold the claim. No money will be paid to Mr. Sookochoff to transfer the property to us. Mr. Sookochoff has provided us with a declaration of trust stating that he holds the property in trust for us. Mr. Sookochoff will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

     Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess a legal mineral claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Sookochoff will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Sookochoff transfer title to another person and that conveyance is recorded before we record our conveyance, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend activities. We will have a cause of action against Mr. Sookochoff for breach of declaration of trust. Mr. Sookochoff has agreed verbally with us not to cause the title to pass to another entity.

     To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. That means that the Crown owns the surface and minerals.

     Our claim is a mineral lease issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

     The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property, in fact the likelihood that a commercially viable mineral deposit exists is remote.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Mr. Sookochoff suggested purchasing the claim from Mr. Brenner. Mr. Brenner, after reviewing the matter with Mr. Sookochoff, agreed and accordingly it was decided to proceed with the project as discussed herein.

Claims

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Claim No.	Document Description	Recording	Expiration
513751	Step	June 1, 2005	December 1, 2007

     Our claim consists of 20 contiguous cells comprising of a total of 412.807 hectares.

     In order to maintain this claim, Mr. Sookochoff or the Company must pay a fee of CDN$1,651.20 per year for the Step Claim or we must perform an equal value of exploration and development work on the claim. As long as the fee is paid, no work has to be performed to maintain the claim. Mr. Sookochoff can renew the claim indefinitely by paying the fee; the amount of the renewal will not increase for the year ending 2007. We have no idea if the fee to renew the claim will increase after 2007. There is no grace period if there is a default on the work or if Mr. Sookochoff misses renewing the claim. Mr. Sookochoff will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Mr. Sookochoff will allow the claim expires and we will cease activities. We will reimburse Mr. Sookochoff for payments made by him to maintain the claim.

     The property was selected because gold has been discovered in the area.

Location and Access

     The property is located in southwestern British Columbia, northwest of Merritt, south of Kamloops and within three miles of Mineral Hill.

     Access can be obtained by road from either Merritt, which is located approximately 25 miles to the southwest or from Kamloops which is located approximately 25 road miles to the north, via the Merritt-Kamloops Highway No. 5 to within two miles of the property. A secondary road, the Peter Hope Lake road, junctions off to the east within two miles south of Stump Lake and provides access to, and through, the property.

Physiography

     The property lies between elevations of 2,000 feet and 3,000 feet. The terrain is gently slopping. Vegetation consists mainly of deciduous trees and scattered pine trees.

     The property is snow-free from March to December, providing a nine to ten month exploration season.

Property Geology

      The major type of rocks found on the property are of the nicola group of rocks including meta-sediments, volcanics and granatoid rocks. Gold is found in such formations. As of the date hereof, we have not found or determined if gold is located on our property.

History of Previous Work

     To our knowledge, there has never been exploration activity on the property.

Our Proposed Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease activities and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

     We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, no previous exploration activities have taken place on the property. The only event that has occurred is the staking of the property by Mr. Sookochoff and five days of prospecting. Mr. Sookochoff examined the surface and took samples. The samples did not reveal anything. Mr. Soookochoff used a hammer, pick and sack to take samples. While Mr. Sookochoff is a geologist, he is not an engineer, and accordingly his area of expertise is limited to geological matters.

Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material.

     Our exploration program is designed to economically explore and evaluate the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of 3 phases.

Phase 1 – Compilation and mapping

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

Phase 2 - Sampling, test reconnaissance soil sampling/surveys

     Upon completion of Phase 1, we intend to pursue a field program of prospecting and geochemical surveying to determine the extent and distribution of mineralization on the surface of the property which may indicate the potential presence of a reserve. Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Cost for Phase 2 is estimated to be $15,000.

Phase 3 – Detailed field work and Magnetometer and soil survey

     Upon completion of Phase 2, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this phase will cost approximately $20,000.

Phase 4 - Drilling

     Upon completion of Phase 3, we intend to begin core sampling which is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Brenner and the consultant we hire will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate activities; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to Geoterrex Limited, analytical chemists, geochemists and registered assayers located in Toronto, Ontario. Neither we nor our officers or directors have any affiliation with Geoterrex. Geoterrex is a registered assayer.

     We estimate the cost of core sampling will be $20.00 per foot drilled. A drilling rig is required to take the core samples. The cost of the drilling rig is included in the drilling cost per foot. We will drill approximately 1,000 linear feet or ten holes. We estimate that it will take up to three months to drill the holes to a depth of 100 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The consultant will be responsible for managing the project, supervising the core sampling, and hiring subcontractors to perform work on the property. Our employees will not have involvement in the work performed, but will be overseeing everything. The total cost for analyzing the core samples will be $3,000.

The breakdown of estimated times and dollars was made by Mr. Brenner.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plans to make our company generate revenue. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration operation in June 2006, weather permitting.

     If we do not find mineralized material on the property, Mr. Sookochoff will allow the claim to expire and we will cease activities.

Competitive Factors

     The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business.  Compliance with these rules and regulations will not adversely affect our activities. These regulations will not impact our exploration activities. The only current costs we anticipate at this time are reclamation costs. Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found. We estimate that it will cost between $3,000 and $9,000 to restore the property to its original condition, should mineralized material not be found. The variance is based upon the number of holes that are drilled by us.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $3,000 to $9,000, depending upon the number of holes drilled.

Subcontractors

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no employees, other than Mr. Brenner our sole officer and director. Mr. Brenner is a part-time employees and will devote about 25% of his time to our operations. Mr. Brenner does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Brenner. Mr. Brenner will handle our administrative duties. Because Mr. Brenner is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Risk Factors

     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

     2. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

     3. Because our management only has no technical training or experience in exploring for, starting, and operating an exploration program, management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

     Our management has limited experience with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease activities which will result in the loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

     We were incorporated in May 2005 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $53,267. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

     5. Because we will have to spend additional funds to determine if we have a reserve, if we can’t raise the money we will have to cease operations and you could lose your investment.

     Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     6. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration activities.

     Our proposed exploration work can only be performed approximately six to seven months out of the year. This is because rain and snow cause the roads leading to our claims may be impassible during three months of the year. When roads are impassible, we are unable to conduct exploration activities on the property.

     7. Because we are small and do no have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

     8. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     9. Because Mr. Benner has other outside business activities and will only be devoting 25% of his time or approximately four hours per week each to our activities, our activities may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Walter Brenner, our sole officer and director, has other outside business activities and will be only be devoting 25% of his time or four hours each per week to our activities, our activities may be sporadic and occur at times which are convenient to Mr. Brenner. As a result, exploration of the property may be periodically interrupted or suspended.

     10. Because title to the property is held in the name of another person, if he transfers the property to someone other than us, we will cease activities.

     Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Mr. Walter Brenner. If Mr. Brenner transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease activities. We believe if Mr. Brenner transfers title to a third party, we will not have any claim against Mr. Brenner. Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

Risks associated with this offering:

     11. Because all of our assets and our sole officer and director is located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our sole officer and director.

     All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole officer and director is a national and resident of countries other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our sole officer and director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our sole officer and director predicated upon the securities laws of the United States or any state thereof.

     12. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Committee which ultimately could cause us to lose money.

     13. Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

     There is currently a limited public trading market for our common stock on the Bulletin Board. Therefore there may be no central place, such as stock exchange or electronic trading system to resell your shares. If you do want to resell your shares, you may have to locate a buyer and negotiate your own sale.

     14. Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

     We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

     15. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “AWMM.”A summary of trading by quarter for 2005 and 2006 fiscal years is as follows:

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.0	$0.0
Third Quarter 7-1-06 to 9-30-06	$0.0	$0.0
Second Quarter 4-1-06 to 6-30-06	$0.0	$0.0
First Quarter 1-1-06 to 3-31-06	$0.0	$0.0

Fiscal Year	High Bid	Low Bid
2005
Fourth Quarter 10-1-05 to 12-31-05	$0.0	$0.0
Third Quarter 7-1-05 to 9-30-05	$0.0	$0.0
Second Quarter 4-1-05 to 6-30-05	$0.0	$0.0
First Quarter 1-1-05 to 3-31-05	$0.0	$0.0

     Of the 6,100,000 shares of common stock outstanding as of December 31, 2006, 3,000,000 shares were owned by our sole officer and director and 3,100,000 shares are owned by non-affiliates.

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

     We completed a private placement of 200,000 restricted shares of our common stock at a price of $0.05 per share to ten purchasers on November 30, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from this offering was $10,000.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS

     This section of the this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

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

Milestones

The following are our milestones:

1.

June 2006 - August 2006, we intend to hire a technically trained consultant to compile exploration data, analyze it and compile a map. We have not selected a consultant as of the date of this prospectus. This phase 1 reconnaissance work requires approximately one week of field work by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000. - This phase has been completed.

2.

August 2006 - December 2006 , we intend to pursue a field program of prospecting and geochemical surveying to determine the extent and distribution of mineralization on the surface of the property which may indicate the potential presence of a reserve. Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Cost for Phase 2 is estimated to be $15,000. - This phase has been completed.

3.

March 2007 - June 2007, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this phase will cost approximately $20,000.

4.

July 2007 - August 2007, we intend to begin core drilling. Core drilling will cost $20.00 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators.

5.

August 2007 - October 2007, we intend to have an independent third party analyze the samples from the core drilling to determine if mineralized material is below the ground.  If mineralized material is found, define the body. We estimate that it will cost $3,000 to analyze the core samples.

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

Results of Activities

From Inception on May 12, 2005 to November 30, 2006

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we intend to begin exploration activities in June 2006.

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to November 30, 2006 was $13,884. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

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

     We completed a private placement of 200,000 restricted shares of our common stock at a price of $0.05 per share to ten purchasers on November 30, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from this offering was $10,000.

     As of November 30, 2006, our total assets were $1,344 and our total liabilities were $18,011.

Recent accounting pronouncements

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)

November 30, 2006

Index
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statements of Stockholders’ Equity (Deficit)	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Atwood Minerals and Mining Corp. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Atwood Minerals and Mining Corp. (An Exploration Stage Company) as of November 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from May 12, 2005 (Date of
Inception) to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Atwood Minerals and Mining Corp. (An Exploration Stage Company), as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from May 12, 2005 (Date of Inception) to November 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue or profitable operations since inception and will need additional equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
February 22, 2007

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
	November 30,	November 30,
	2006	2005
	$	$

ASSETS
Current Assets
Cash	1,260	18,060
Prepaid expense	84	–
Total Assets	1,344	18,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	2,100	–
Accrued liabilities (Note 3)	2,027	5,450
Due to a related party (Note 4(b))	13,884	80
Total Liabilities	18,011	5,530

Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity (Deficit)
Common Shares, 75,000,000 shares authorized, $0.001 par value
6,100,000 shares issued and outstanding	6,100	6,100
Additional Paid-In Capital	17,000	17,000
Donated Capital (Note 4(a))	13,500	4,500
Deficit Accumulated During the Exploration Stage	(53,267)	(15,070)
Total Stockholders’ Equity (Deficit)	(16,667)	12,530
Total Liabilities and Stockholders’ Equity (Deficit)	1,344	18,060

The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from		From
	May 12, 2005	For the	May 12, 2005
	(Date of Inception)	Year Ended	(Date of Inception)
	To November 30,	November 30,	To November 30,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses
Donated rent (Note 4(a))	4,500	3,000	1,500
Donated services (Note 4(a))	9,000	6,000	3,000
General and administrative	344	224	120
Impairment loss on mineral property	5,000	–	5,000
Professional fees	34,423	28,973	5,450
Total Expenses	53,267	38,197	15,070

Net Loss	(53,267)	(38,197)	(15,070)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		6,100,000	2,417,000

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			From
	Accumulated from		May 12, 2005
	May 12, 2005	For the	(Date of
	(Date of Inception)	Year Ended	Inception)
	To November 30,	November 30,	To November 30,
	2006	2006	2005
	$	$	$

Operating Activities
Net loss	(53,267)	(38,197)	(15,070)
Adjustments to reconcile net loss to net cash used
in operating activities:
Donated services and expenses	13,500	9,000	4,500
Impairment of mineral property	5,000	–	5,000

Change in operating assets and liabilities:
Prepaid expenses	(84)	(84)	–
Accounts payable and accrued liabilities	4,127	(1,323)	5,450
Net Cash Used in Operating Activities	(30,724)	(30,604)	(120)
Investing Activities	–	–	–
Mineral property acquisition costs	(5,000)	–	(5,000)
Net Cash Used In Investing Activities	(5,000)	–	(5,000)
Financing Activities
Advances from a related party	13,884	13,804	80
Proceeds from issuance of common shares	23,100	–	23,100
Net Cash Flows Provided by Financing Activities	36,984	13,804	23,180
Increase (Decrease) in Cash	1,260	(16,800)	18,060

Cash - Beginning of Period	–	18,060	–
Cash - End of Period	1,260	1,260	18,060

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
From May 12, 2005 (Date of Inception) to November 30, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common		Paid-in	Donated	Exploration
	Stock	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – May 12, 2005
(Date of Inception)	–	–	–	–	–	–
Issuance of common shares
for cash
at $.001 per share	5,100,000	5,100	–	–	–	5,100
at $.01 per share	800,000	800	7,200	–	–	8,000
at $.05 per share	200,000	200	9,800	–	–	10,000

Donated services and expenses	–	–	–	4,500	–	4,500

Net loss for the period	–	–	–	–	(15,070)	(15,070)

Balance – November 30, 2005	6,100,000	6,100	17,000	4,500	(15,070)	12,530

Donated services and expenses	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	(38,197)	(38,197)

Balance – November 30, 2006	6,100,000	6,100	17,000	13,500	(53,267)	(16,667)

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

1.	Exploration Stage Company

Atwood Minerals and Mining Corp. (the “Company”) was incorporated in the State of Nevada on May 12, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficit of $16,667, and has accumulated losses of $53,267 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 10, 2007, the President of the Company advanced $5,000 to the Company for working capital purposes. The advance is unsecured, non-interest bearing, and due on demand.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on May 12, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	g)	Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	h)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Accrued Liabilities

As at November 30, 2006, accrued liabilities of $2,027 (2005 - $5,450) consisted of $267 (2005 - $nil) for accounting fees, and $1,760 (2005 - $5,450) of legal fees.

4.	Related Party Transactions

a)

During the year ended November 30, 2006, the Company recognized a total of $6,000 (2005 - $3,000) of donated services at $500 per month and $3,000 ($2005 - $1,500) of donated rent at $250 per month provided by the President of the Company.

b)

At November 30, 2006, the Company is indebted to the President of the Company for cash advances of $13,884 (2005 - $80). The advances are unsecured, non-interest bearing and have no specific terms of repayment.

5.	Mineral Properties

The Company owns a 100% interest in the STEP mineral claim located in the Nicola Mining Division, British Columbia, Canada in consideration for $5,000. The claim is registered in the name of the vendor, who has executed a trust agreement to hold the claim in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the vendor. The cost of the mineral property claim of $5,000 was initially capitalized. At November 30, 2005, the Company recognized an impairment loss of $5,000 as it had not been determined whether there were proven or probable reserves on the property.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006

6.	Common Stock

	a)	On September 1, 2005, the Company issued 5,100,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,100.

	b)	On November 1, 2005, the Company issued 800,000 shares of common stock at a price of $0.01 per share for cash proceeds of $8,000.

	c)	On November 30, 2005, the Company issued 200,000 shares of common stock at a price of $0.05 per share for cash proceeds of $10,000.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $39,700, which commence expiring in 2026. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the year ended November 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $9,800 and $3,700 respectively.

The components of the net deferred tax asset at November 30, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	November 30,	November 30,
	2006	2005
	$	$
Net Operating Losses	39,700	10,600
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	13,900	3,700
Valuation Allowance	(13,900)	(3,700)
Net Deferred Tax Asset	–	–

8.	Subsequent Event

On January 10, 2007, the President of the Company advanced $5,000 to the Company for working capital purposes. The advance is unsecured, non-interest bearing, and due on demand.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to November 30, 2006, included in this report have been audited by Manning Elliott LLC, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia V7Y 1C6, as set forth in this annual report.

ITEM 8A.      CONTROLS AND PROCEDURES.

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

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                    OF THE EXCHANGE ACT.

     The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position Held
Walter Brenner	41	President, Principal Executive Officer, and Director
		Principal Financial Officer, Principal Accounting Officer, Treasurer,
		Secretary and Director

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Mr. Walter Brenner has been our president, principal executive officer and director since our inception on May 12, 2005. Mr. Brenner graduated from York University’s Osgoode Hall Law School in 1991 with a Bachelor of Laws degree. Since 1993, Mr. Brenner has been a director and senior officer of Hellix Ventures Inc. a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange. Hellix is listed as a mining company and also has producing petroleum properties. Mr. Brenner is also founder of Abington Ventures Inc. and has been its president and director of since 1999. Abington is a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange as a mining company. Mr. Brenner devotes approximately 25% of his time to our affairs.

Conflicts of Interest

     The only conflict that we foresee is that our officer and director devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary Bonus		sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Walter Brenner	2006	9,000	0	0	0	0	0	0
President	2005	1,500	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is November 30, 2006.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Walter Brenner	0	0	0	0	0	0	0

     We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

     The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

      There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

     Our directors do not receive any compensation for serving as members of the board of directors.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. Our office address is at 794 East 20th Avenue, Vancouver, British Columbia, Canada V5V 1N3 and our telephone number is (778)863-0186.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Walter Brenner [1]	3,000,000	President, Principal Executive Officer,	49.18%
		Principal Financial Officer, Principal
		Accounting Officer, Treasurer, Secretary
		and Director

All Officers and Directors as a
Group (1 Person)	3,000,000		49.18%

Changes in Control

     There are no arrangements which may result in a change of control of Atwood Minerals and Mining Corp. There are no known persons that may assume control of us after the offering.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner is our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

     Mr. Brenner allows us to use a portion of his home as our office in consideration of $250.00 per month.

     During the three month period ended February 28, 2006, a total of $3,000 was incurred by us for services rendered by Mr. Brenner in his capacity as principal executive officer.

     During the three month period ended February 28, 2006, Mr. Brenner has loaned us $1,580 for our operations. The loan does not accure interest and is payable when funds become available to us. There is no written document evidencing the loan.

PART IV

ITEM 13.     EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file # on June 8, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.  Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak
10.1	Trust Declartion

     The following documents are included herein:

Exhibit No.  Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)    Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$8,100		Manning Elliott, LLP, Chartered Accountants
2005	$-0	-	Manning Elliott, LLP, Chartered Accountants

(2)    Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$-0	-	Manning Elliott, LLP, Chartered Accountants
2005	$-0	-	Manning Elliott, LLP, Chartered Accountants

(3)      Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$-0	-	Manning Elliott, LLP, Chartered Accountants
2005	$-0	-	Manning Elliott, LLP, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$-0	-	Manning Elliott, LLP, Chartered Accountants
2005	$-0	-	Manning Elliott, LLP, Chartered Accountants

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 14th day of March, 2007.

ATWOOD MINERALS AND MINING CORP.

BY:   WALTER BRENNER
         Walter Brenner, President, Principal Executive
         Officer, Principal Financial Officer, Principal
         Accounting Officer, Secretary, Treasurer and sole
         Director