Form 10QSB
period 2007-02-28
Atwood Minerals & Mining CORP.
filed 2007-04-13
CIK 1359504

============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52511

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of April 11, 2007, the Company had 6,100,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)

February 28, 2007

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)
	February 28,	November 30,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	4,137	1,260
Prepaid expense	84	84
Total Assets	4,221	1,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	2,480	2,100
Accrued liabilities (Note 3)	6,901	2,027
Due to a related party (Note 4(b))	18,884	13,884
Total Liabilities	28,265	18,011

Contingencies and Commitments (Notes 1 and 5)
Stockholders’ Deficit
Common Shares, 75,000,000 shares authorized, $0.001 par value
6,100,000 shares issued and outstanding	6,100	6,100
Additional Paid-In Capital	17,000	17,000
Donated Capital (Note 4(a))	15,750	13,500
Deficit Accumulated During the Exploration Stage	(62,894)	(53,267)
Total Stockholders’ Deficit	(24,044)	(16,667)
Total Liabilities and Stockholders’ Deficit	4,221	1,344

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the
	May 12, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	To February 28,	February 28,	February 28,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses
Donated rent (Note 4(a))	5,250	750	750
Donated services (Note 4(a))	10,500	1,500	1,500
General and administrative	367	23	45
Impairment loss on mineral property	5,000	–	–
Professional fees	41,777	7,354	200
Total Expenses	62,894	9,627	2,495
Net Loss	(62,894)	(9,627)	(2,495)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		6,100,000	6,100,000

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2007	2006
	$	$

Operating Activities
Net loss	(9,627)	(2,495)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated services and expenses	2,250	2,250
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,254	(4,250)
Net Cash Used in Operating Activities	(2,123)	(4,495)
Financing Activities
Advances from a related party	5,000	–
Net Cash Flows Provided by Financing		–
Activities	5,000
Increase (Decrease) in Cash	2,877	(4,495)
Cash - Beginning of Period	1,260	18,060
Cash - End of Period	4,137	13,565

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

1.	Exploration Stage Company

Atwood Minerals and Mining Corp. (the “Company”) was incorporated in the State of Nevada on May 12, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $24,044, and has accumulated losses of $62,894 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Net Income (Loss) Per Share

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

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Mineral Property Costs

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

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments

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

	j)	Income Taxes

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

	k)	Foreign Currency Translation

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

	l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on is financial position or results of operations

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

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

3.	Accrued Liabilities

Accrued liabilities consists of professional fees for the amount of $6,901 (November 30, 2006 - $2,027).

4.	Related Party Transactions

a)

During the three months ended February 28, 2007, the Company recognized a total of $1,500 (February 28, 2006 - $1,500) of donated services at $500 per month and $750 (February 28, 2006 - $750) of donated rent at $250 per month provided by the President of the Company.

b)

On January 10, 2007, the President of the Company advanced $5,000 to the Company for working capital purposes. As at February 28, 2007, the Company is indebted to the President of the Company for cash advances of $18,884 (November 30, 2006 - $13,884). The advances are unsecured, non-interest bearing and have no specific terms of repayment.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of the this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

2.

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

3.

August 2007 - October 2007, we intend to have an independent third party analyze the samples from the core drilling to determine if mineralized material is below the ground.  If mineralized material is found, define the body. We estimate that it will cost $3,000 to analyze the core samples.

     All funds for the foregoing activities were obtained from our private placement or will be obtained from a future private placement, a public offering or a loan from Mr. Brenner.

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

     To become profitable and competitive, we must conduct research and exploration of the properties. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on May 12, 2005 to February 28, 2007

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to February 28, 2007 was $18,884. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

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

     As of February 28, 2007, our total assets were $4,221 and our total liabilities were $28,265.

Recent accounting pronouncements

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on is financial position or results of operations

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

PART II.  OTHER INFORMATION

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2007.

ATWOOD MINERALS AND MINING CORP.

BY:  WALTER BRENNER
        Walter Brenner
        President, Principal Executive Officer, Principal
        Financial Officer, Principal Accounting Officer,
        Secretary, Treasurer and sole Director