Form 10QSB
period 2007-08-30
Atwood Minerals & Mining CORP.
filed 2007-10-15
CIK 1359504

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 15, 2007, the Company had 6,100,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
August 31, 2007
Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)
	August 31,	November 30,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	3,842	1,260
Prepaid expense	–	84
Total Assets	3,842	1,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	3,634	2,100
Accrued liabilities	–	2,027
Due to a related party (Note 3(b))	31,884	13,884
Total Liabilities	35,518	18,011

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Deficit

Common Shares, 75,000,000 shares authorized, $0.001 par value
6,100,000 shares issued and outstanding	6,100	6,100

Additional Paid-In Capital	17,000	17,000

Donated Capital (Note 3(a))	20,250	13,500

Deficit Accumulated During the Exploration Stage	(75,026)	(53,267)

Total Stockholders’ Deficit	(31,676)	(16,667)

Total Liabilities and Stockholders’ Deficit	3,842	1,344

(The accompanying notes are an integral part of these financial statements.)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	May 12, 2005	Three Months Three Months Nine Months			Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated rent (Note 3(a))	6,750	750	750	2,250	2,250
Donated services (Note 3(a))	13,500	1,500	1,500	4,500	4,500
General and administrative	2,310	124	–	1,966	87
Impairment loss on mineral property	5,000	–	–	–	–
Professional fees	47,466	2,890	4,029	13,043	24,929
Total Expenses	75,026	5,264	6,279	21,759	31,766

Net Loss	(75,026)	(5,264)	(6,279)	(21,759)	(31,766)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		6,100,000	6,100,000	6,100,000	6,100,000

(The accompanying notes are an integral part of these financial statements.)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(21,759)	(31,766)

Adjustments to reconcile net loss to net cash used in
operating activities:

Donated rent and services	6,750	6,750

Change in operating assets and liabilities:
Prepaid expenses	84	–
Accounts payable and accrued liabilities	(493)	(1,950)
Net Cash Used in Operating Activities	(15,418)	(26,966)

Financing Activities
Advances from a related party	18,000	23,899
Net Cash Flows Provided by Financing Activities	18,000	–

Increase (Decrease) in Cash	2,582	(3,067)
Cash - Beginning of Period	1,260	18,060
Cash - End of Period	3,842	14,993

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

1.	Nature of Business and Continuance of Operations

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, the Company has a working capital deficit of $31,676, and has accumulated losses of $75,026 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
August 31, 2007
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Long-lived Assets (continued)

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
August 31, 2007
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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(unaudited)

3.	Related Party Transactions

a)

During the nine months ended August 31, 2007, the Company recognized a total of $4,500 (August 31, 2006 - $4,500) of donated services at $500 per month and $2,250 (August 31, 2006 - $2,250) of donated rent at $250 per month provided by the President of the Company.

b)

At August 31, 2007, the Company is indebted to the President of the Company for cash advances of $31,884 (2006 - $13,884). The advances are unsecured, non-interest bearing and have no specific terms of repayment.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything. We are currently seeking required funds to complete the next phase of exploration. We do not know how long this will take or if such efforts will succeed.

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

Milestones

The following are our milestones:

1.

October 2007 - December 2007, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this phase will cost approximately $20,000.

2.

March 2008 - April 2008, we intend to begin core drilling. Core drilling will cost $20.00 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is need for core drilling. The drilling rig operates on diesel fuel. All electric power need, for light and heating while on the property will be generated from gasoline powered generators.

3.	May 2008 - June 2008, we intend to have an independent third party analyze the samples from the core drilling to determine if mineralized material is below the ground.
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

Results of Activities

From Inception on May 12, 2005 to August 31, 2007

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to August 31, 2007 was $31,884. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

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

     As of August 31, 2007, our total assets were $3,842 and our total liabilities were $35,518.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2007.

ATWOOD MINERALS AND MINING CORP.

BY:  WALTER BRENNER
        Walter Brenner
        President, Principal Executive Officer, Principal
        Financial Officer, Principal Accounting Officer,
        Secretary, Treasurer and sole Director

EXHIBIT INDEX

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).