Form 10-K
period 2007-11-30
Atwood Minerals & Mining CORP.
filed 2008-03-14
CIK 1359504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended November 30, 2007

Commission file number 000-52511

ATWOOD MINERALS AND MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1030 Denman St. Suite 125A
Vancouver, British Columbia
Canada V6G 2M6
(Address of principal executive offices, including zip code.)

(604) 818-2617
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [    ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2007: $0.00.

TABLE OF CONTENTS

PART I		Page

Item 1.	Business.	3
Item 1A. Risk Factors.		II	-1
Item 1B. Unresolved Staff Comments.		II	-1
Item 2.	Properties.	II	-1
Item 3.	Legal Proceedings.	II	-1
Item 4.	Submission of Matters to a Vote of Security Holders.	II	-1

PART II

Item 5.	Market For Common Stock and Related Stockholder Matters.	II	-1
Item 6.	Selected Financial Data	II	-1
Item 7.	Management’s Discussion and Analysis of Financial Condition or Plan of
	Operation.	II	-3

PART III

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.		II	-6
Item 8.	Financial Statements and Supplementary Data.	II	-6
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial
	Disclosure	II	-18
Item 9A. Controls and Procedures		II	-19
Item 9B. Other Information		II	-19
Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with
	Section 16(a) of the Exchange Act	III	-1
Item 11.	Executive Compensation	III	-3
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III	-4
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III	-5

PART IV

Item 14.	Principal Accountant Fees and Services.	III	-5
Item 15.	Exhibits, Financial Statement Schedules.	III	-7

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

     To date we have performed only minimal work on the property. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property, in fact the likelihood that a commercially viable mineral deposit exists is remote.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

     Mr. Sookochoff suggested purchasing the claim to Mr. Brenner. Mr. Brenner, after reviewing the matter with Mr. Sookochoff, agreed and accordingly it was decided to proceed with the project as discussed herein.

Claims

     The following is a list of the claim tenure numbers, the date of recording and expiration date of our claim:

Claim No.	Document Description	Recording	Expiration
513751	Step	June 1, 2005	December 1, 2008

     Our claim consists of 20 contiguous cells comprising of a total of 412.807 hectares.

     In order to maintain this claim, Mr. Sookochoff or the Company must pay a fee of approximately CDN$1,700 per year for the Step Claim or we must perform an equal value of exploration and development work on the claim. As long as the fee is paid, no work has to be performed to maintain the claim. Mr. Sookochoff can renew the claim indefinitely by paying the fee. We have no idea if the fee to renew the claim will increase after 2007. There is no grace period if there is a default on the work or if Mr. Sookochoff misses renewing the claim. Mr. Sookochoff will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Mr. Sookochoff will allow the claim to expire and we may cease activities. We will reimburse Mr. Sookochoff for payments made by him to maintain the claim. In 2006 and 2007, the Company performed sufficient exploration work to avoid payment of the annual fee.

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

MAP 1

MAP 2

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

Our Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease activities. We anticipate being able to delineate a mineralized body, if one exists, after our exploration program has been completed.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

     In addition, we presently do not have enough money to complete our exploration of the property. We will try to raise additional funds from a private placement or loans. However, there is no assurance that we will be able to do so.

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

     In August 2006, our consulting geologist completed a Lineament Array Analysis. In December 2007, our consulting geologist completed a localized VLF-EM survey and identified certain structures (anomalies) to explore for mineralized material.

     If sufficient financing becomes available, we intend to begin core drilling. Core drilling will cost approximately $20.00 per foot. Our plan is to drill 36 holes to a depth of 100 feet for a total cost of approximately $72,000.

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

     If we do not find mineralized material on the property, Mr. Sookochoff will allow the claim to expire and we may cease activities.

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

ITEM 1A.   RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     None.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “AWMM.”A summary of trading by quarter for 2006 and 2007 fiscal years is as follows:

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.25	$0.25
Third Quarter 7-1-07 to 9-30-07	$0.25	$0.25
Second Quarter 4-1-07 to 6-30-07	$0.25	$0.25
First Quarter 1-1-07 to 3-31-07	$0.25	$0.25

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.25	$0.25
Third Quarter 7-1-06 to 9-30-06	$0.25	$0.25
Second Quarter 4-1-06 to 6-30-06	$0.25	$0.25
First Quarter 1-1-06 to 3-31-06	$0.25	$0.25

     Of the 6,100,000 shares of common stock outstanding as of December 31, 2007, 3,000,000 shares are owned by our sole officer and director and 3,100,000 shares are owned by non-affiliates.

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

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     We will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, another private placement of securities, or loans from our sole officer, Walter Brenner or others.

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

Results of Activities

From Inception on May 12, 2005 to November 30, 2007

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to November 30, 2007 was $40,884. The loans are not evidenced by any written instrument and have no specific terms of repayment. The loans are without interest.

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

     As of November 30, 2007, our total assets were $8,921 and our total liabilities were $43,859.

Recent accounting pronouncements

     Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)

November 30, 2007
Index
Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Deficiency)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atwood Minerals and Mining Corp.

I have audited the accompanying balance sheet of Atwood Minerals and Mining Corp. (the Company), an exploration stage company, as of November 30, 2007 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended and for the period May 12, 2005 (inception) to November 30, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Atwood Minerals and Mining Corp. as of November 30, 2006 were audited by other auditors whose report dated February 22, 2007 contained emphasis paragraphs relating to a going concern uncertainty.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atwood Minerals and Mining Corp., an exploration stage company, as of November 30, 2007 and the results of its operations and its cash flows for the year then ended and for the period May 12, 2005 (inception) to November 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Atwood Minerals and Mining Corp. (An Exploration Stage Company)

We have audited the accompanying balance sheet of Atwood Minerals and Mining Corp. (An Exploration Stage Company) as of November 30, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and accumulated from May 12, 2005 (Date of Inception) to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Atwood Minerals and Mining Corp. (An Exploration Stage Company), as of November 30, 2006, and the results of its operations and its cash flows for the year then ended and accumulated from May 12, 2005 (Date of Inception) to November 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has not generated any revenue or profitable operations since inception and will need additional equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
February 22, 2007

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	November 30,	November 30,
	2007	2006

Current Assets
Cash	$8,921	$1,260
Prepaid expense	-	84
Total Current Assets	8,921	1,344
Mineral property acquisition costs, less reserve for
impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$8,921	$1,344

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable	$1,975	$2,100
Accrued liabilities	1,000	2,027
Due to related party	40,884	13,884
Total current liabilities	43,859	18,011
Stockholders' Equity (Deficiency)

Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,100,000 shares	6,100	6,100
Additional paid-in capital	17,000	17,000
Donated capital	22,500	13,500
Deficit accumulated during the exploration stage	(80,538)	(53,267)
Total stockholders' equity (deficiency)	(34,938)	(16,667)
Total Liabilities and Stockholders' Equity (Deficiency)	$8,921	$1,344

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations

				Cumulative during
				the exploration
	Year ended		Year ended	stage (May 12,
	November 30, November 30,			2005 to November
	2007		2006	30, 2007)

Revenue	$-		$-	$-

Cost and expenses
Donated rent	3,000		3,000	7,500
Donated services	6,000		6,000	15,000
General and administrative	2,691		224	3,035
Impairment of mineral property acquisition costs	-		-	5,000
Professional fees	15,580		28,973	50,003
Total Costs and Expenses	27,271		38,197	80,538
Net Loss	$(27,271	) $	(38,197)	$(80,538)

Net Loss per share

Basic and diluted	$(0.00	) $	(0.01)

Number of common shares used to compute loss per share
Basic and diluted	6,100,000		6,100,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 12, 2005 (Inception) to November 30, 2007

							Deficit
							Accumulated		Total
		Common Stock,			Additional		During the		Stockholders'
		$0.001 Par Value			Paid-in	Donated	Development		Equity
		Shares	Amount		Capital	Capital	Stage		(Deficiency)
Common stock issued for cash
-	at a price $0.001 per share	5,100,000	$5,100	$	- $	- $	-		$5,100
-	at a price $0.01 per share	800,000	800		7,200	-	-		8,000
-	at a price $0.05 per share	200,000	200		9,800	-	-		10,000
Donated services and rent		-	-		-	4,500	-		4,500

Net loss for the period May 12,
	2005 (inception) to November 30, 2005	-	-		-	-	(15,070)		(15,070)

Balance, November 30, 2005		6,100,00	$6,100		$17,000	$4,500	$(15,070	) $	12,530
Donated services and rent		-	-		-	9,000	-		9,000

Net loss		-	-		-	-	(38,197)		(38,197)

Balance, November 30, 2006		6,100,000	$6,100		$17,000	$13,500	$(53,267	) $	(16,667)
Donated services and rent		-	-		-	9,000	-		9,000

Net loss		-	-		-	-	(27,271)		(27,271)

Balance, November 30, 2007		6,100,000	$6,100		$17,000	$22,500	$(80,538	) $	(34,938)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows

			the exploration
	Year ended	Year ended	stage (May 12,
	November 30,	November 30,	2005 to November
	2007	2006	30, 2007)

Cash Flows from Operating Activities
Net loss	$(27,271)	$(38,197)	$(65,468)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Donated services and rent	9,000	9,000	18,000
Impairment of mineral property acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Prepaid expenses	84	(84)	-
Accounts payable and accrued liabilities	(1,152)	(1,323)	2,975
Net cash provided by (used for) operating activities	(19,339)	(30,604)	(49,943)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(5,000)
Net Cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loans from related party	27,000	13,804	40,884
Proceeds from sales of common stock	-	-	23,100
Net cash provided by (used for) financial activities	27,000	13,804	63,984

Increase (decrease) in cash	7,661	(16,800)	8,921
Cash, beginning of period	1,260	18,060	-

Cash, end of period	$8,921	$1,260	$8,921

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2007

1.	ORGANIZATION AND BUSINESS OPERATIONS

Organization

Atwood Minerals and Mining Corp. (the “Company”) was incorporated in the State of Nevada on May 12, 2005.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At November 30, 2007, the Company had negative working capital and a stockholders’ deficiency of $34,938. For the period May 12, 2005 (inception) to November 30, 2007, the Company had no revenues and incurred a net loss of $80,538. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to obtain additional equity capital to finance its exploration program and future operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

	b)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2007

making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair values because of the short maturity of these instruments. The Company’s operations are in Canada and some of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Mineral Property Costs

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

f)	Long-lived Assets

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2007

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Since inception, the Company has had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

j)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

k)	Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2007

3.	MINERAL PROPERTY

In June 2005, the Company acquired a 100% interest in the STEP mineral claim located in the Nicola Mining Division, British Columbia, Canada for $5,000. The claim is registered in the name of the vendor, who has executed a trust agreement to hold the claim in trust on behalf of the Company.

At November 30, 2005, the Company recognized an impairment loss of $5,000 as it had not been determined whether there were proven or probable reserves on the property.

4.	RELATED PARTY BALANCES/TRANSACTIONS

a)

For the years ended November 30, 2007 and 2006, the Company recognized expenses of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by the President of the Company.

b)

At November 30, 2007 and 2006, the Company is indebted to the President of the Company in the amounts of $40,884 and $13,884, respectively, for cash advances. The amounts are unsecured, non- interest bearing and have no specific terms of repayment.

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

The Company has no stock option plan. At November 30, 2007, there were no stock options, warrants or other dilutive securities outstanding.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2007

6.       INCOME TAXES

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,313 at November 30, 2007 attributable to the future utilization of the net operating loss carryforward of $58,038 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $58,038 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, and $18,271 in year 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Other than the net operating loss carryforwards described above, the Company has no significant temporary differences. Since inception, the Company has not recorded any deferred tax assets or deferred tax liabilities.

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate of 35% to income before income taxes. A reconciliation follows:

	Year ended November 30,
	2007	2006
Expected tax at 35%	$(9,545)	$(13,369)
Nondeductible donated rent and services	3,150	3,150
Change in valuation allowance	6,395	10,219
Actual provision for income taxes	$-	$-

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 3, 2008, our board of directors approved the dismissal of Manning Elliott LLP, Chartered Accountants as our principal independent accountants.

     Manning Elliott LLP’s report dated February 22, 2007 on our financial statements for the fiscal years ended November 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of our financial statements for the fiscal years ended November 30, 2006 and 2005 and in the subsequent interim periods through the date of resignation, there were no disagreements, resolved or not, with Manning Elliott LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Manning Elliott LLP, would have caused Manning Elliott LLP to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

     During the years ended November 30, 2006 and 2005, and in the subsequent interim periods through the date of resignation, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     We provided Manning Elliott LLP with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Manning Elliott LLP was filed as Exhibit 16.1 to the Current Report on Form 8-K on January 9, 2008.

     On January 3, 2008, we engaged Michael T. Studer CPA P.C. at 18 East Sunrise Highway, Suite 311, Freeport, New York 11520, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

     During the years ended November 30, 2007 and 2006, and the subsequent period through the date hereof, we have not, nor has any person on our behalf, consulted with Michael T. Studer CPA P.C., regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Michael T. Studer CPA P.C. provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principal independent accountant.

II-18

ITEM 9A.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
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

     The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position Held

Walter Brenner	42	President, Principal Executive Officer, and Director
		Principal Financial Officer, Principal Accounting Officer, Treasurer,
		Secretary and Director

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Mr. Walter Brenner has been our president, principal executive officer and director since our inception on May 12, 2005. Mr. Brenner graduated from York University’s Osgoode Hall Law School in 1991 with a Bachelor of Laws degree. Since 1993, Mr. Brenner has been a director and senior officer of Hellix Ventures Inc. a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange. Hellix is listed as a mining company and also has producing petroleum properties. Mr. Brenner is also founder of Abington Ventures Inc. and has been its president and director since 1999. Abington is a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange as a mining company. Mr. Brenner devotes approximately 25% of his time to our affairs.

Conflicts of Interest

     The only conflict that we foresee is that our officer and director devotes time to projects that do not involve us.

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

III-1

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

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engagement by the audit committee.

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

III-2

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling his responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

		Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual Restricted Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary Bonus		sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Walter Brenner	2007	0	0	0	0	0	0	0
President	2006	9,000	0	0	0	0	0	0
	2005	1,500	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is November 30, 2007.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Walter Brenner	0	0	0	0	0	0	0

III-3

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. Our office address is at 1030 Denman Street, Suite 125A, Vancouver, British Columbia, Canada V6G 2M6 and our telephone number is (604) 818-2617.

III-4

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Walter Brenner	3,000,000	President, Principal Executive Officer,	49.18%
		Principal Financial Officer, Principal
		Accounting Officer, Treasurer, Secretary
		and Director

All Officers and Directors as a
Group (1 Person)	3,000,000		49.18%

Changes in Control

     There are no arrangements which may result in a change of control of Atwood Minerals and Mining Corp.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner is our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

     Mr. Brenner provides services to us and allows us to use a portion of his home as our office at no cost to the Company.

     Since inception to November 30, 2007, Mr. Brenner has loaned us $40,884 for our operations. The loans do not accrue interest and have no specific terms of repayment. There is no written document evidencing the loans.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$6,000	Michael T. Studer, CPA
2007	$5,908	Manning Elliott, LLP, Chartered Accountants
2006	$-0-	Michael T. Studer, CPA
2006	$9,110	Manning Elliott, LLP, Chartered Accountants

III-5

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Michael T. Studer, CPA
2007	$-0-	Manning Elliott, LLP, Chartered Accountants
2006	$-0-	Michael T. Studer, CPA
2006	$-0-	Manning Elliott, LLP, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Michael T. Studer, CPA
2007	$-0-	Manning Elliott, LLP, Chartered Accountants
2006	$-0-	Michael T. Studer, CPA
2006	$-0-	Manning Elliott, LLP, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Michael T. Studer, CPA
2007	$-0-	Manning Elliott, LLP, Chartered Accountants
2006	$-0-	Michael T. Studer, CPA
2006	$-0-	Manning Elliott, LLP, Chartered Accountants

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

III-6

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	06-08-06	3.1

3.2	Bylaws.	SB-2	06-08-06	3.2

4.1	Specimen Stock Certificate.	SB-2	06-08-06	4.1

10.1	Trust Agreement	SB-2	06-08-06	10.1

14.1	Code of Ethics.	10-KSB	03-15-07	14.1

16.1	Letter from Manning Elliott LLP	8-K	01-09-08	16.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.	10-KSB	03-15-07	99.2

99.2	Disclosure Committee Charter.	10-KSB	03-15-07	99.3

III-7

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 14th day of March, 2008.

ATWOOD MINERALS AND MINING CORP.

BY:  WALTER BRENNER
        Walter Brenner, President, Principal Executive
        Officer, Principal Financial Officer, Principal
        Accounting Officer, Secretary, Treasurer and sole
        Director

III-8

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	06-08-06	3.1

3.2	Bylaws.	SB-2	06-08-06	3.2

4.1	Specimen Stock Certificate.	SB-2	06-08-06	4.1

10.1	Trust Agreement	SB-2	06-08-06	10.1

14.1	Code of Ethics.	10-KSB	03-15-07	14.1

16.1	Letter from Manning Elliott LLP	8-K	01-09-08	16.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.	10-KSB	03-15-07	99.2

99.2	Disclosure Committee Charter.	10-KSB	03-15-07	99.3

III-9