Form 10-Q
period 2008-02-29
Atwood Minerals & Mining CORP.
filed 2008-04-21
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52511

ATWOOD MINERALS AND MINING CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1030 Denman St. Suite 125A
Vancouver, British Columbia
Canada V6G 2M6
(Address of principal executive offices, including zip code.)

(604) 818-2617
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 75,000,000 as of April 17, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)

February 29, 2008

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	February 29,	November 30,
	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$2,410	$8,921
Total Current Assets	2,410	8,921
Mineral property acquisition costs, less reserve for
impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$2,410	$8,921

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable	$609	$1,975
Accrued liabilities	8,000	1,000
Due to related party	43,926	40,884
Total current liabilities	52,535	43,859
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,100,000 shares	6,100	6,100
Additional paid-in capital	17,000	17,000
Donated capital	24,750	22,500
Deficit accumulated during the exploration stage	(97,975)	(80,538)
Total stockholders' equity (deficiency)	(50,125)	(34,938)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,410	$8,921

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

				Cumulative
				during the
	Three months		Three months	exploration
	ended		ended	stage (May 12,
	February 29,		February 28,	2005 to February
	2008		2007	29, 2008)
Revenue	$-		$-	$-

Cost and expenses
Donated rent	750		750	8,250
Donated services	1,500		1,500	16,500
General and administrative	698		23	3,733
Impairment of mineral property	-		-	5,000
acquisition costs
Professional fees	14,489		7,354	64,492
Total Costs and Expenses	17,437		9,627	97,975
Net Loss	$(17,437	) $	(9,627)	$(97,975)

Net Loss per share
Basic and diluted	$(0.00	) $	(0.00)

Number of common shares used to
compute loss per share
Basic and diluted	6,100,000		6,100,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 12, 2005 (Inception) to February 29, 2008

					Deficit
					Accumulated		Total
	Common Stock, $0.001		Additional		During the		Stockholders'
	Par Value		Paid-in	Donated	Development		Equity
	Shares	Amount	Capital	Capital	Stage		(Deficiency)
Common stock issued for cash
- at a price $0.001 per share	5,100,000	$5,100	$-	$-	$-		$5,100
- at a price $0.01 per share	800,000	800	7,200	-	-		8,000
- at a price $0.05 per share	200,000	200	9,800	-	-		10,000
Donated services and rent	-	-	-	4,500	-		4,500
Net loss for the period May 12,
2005 (inception) to November 30, 2005	-	-	-	-	(15,070)		(15,070)
Balance, November 30, 2005	6,100,000	$6,100	$17,000	$4,500	$(15,070	) $	12,530
Donated services and rent	-	-	-	9,000	-		9,000
Net loss	-	-	-	-	(38,197)		(38,197)
Balance, November 30, 2006	6,100,000	$6,100	$17,000	$13,500	$(53,267	) $	(16,667)
Donated services and rent	-	-	-	9,000	-		9,000
Net loss	-	-	-	-	(27,271)		(27,271)
Balance, November 30, 2007	6,100,000	$6,100	$17,000	$22,500	$(80,538	) $	(34,938)
Unaudited:
Donated services and rent	-	-	-	2,250	-		2,250
Net loss	-	-	-	-	(17,437)		(17,437)
Balance, February 29, 2008	6,100,000	6,100	17,000	24,750	(97,975)		(50,125)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
For the period May 12, 2005 (Inception) to February 29, 2008
(Unaudited)

			Cumulative during the
	Three months	Three months	exploration stage(May
	ended February 29,	ended February 28,	12, 2005 to February
	2008	2007	29, 2008)

Cash Flows from Operating Activities
Net loss	$(17,437)	$(9,627)	$(91,929)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Donated services and rent	2,250	2,250	24,750
Impairment of mineral property acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,634	5,254	8,609
Net cash provided by (used for) operating activities	(9,553)	(2,123)	(53,570)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(5,000)
Net Cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loans from related party	3,042	5,000	37,880
Proceeds from sales of common stock	-	-	23,100
Net cash provided by (used for) financial activities	3,042	5,000	60,980

Increase (decrease) in cash	(6,511)	2,877	2,410
Cash, beginning of period	8,921	1,260	-

Cash, end of period	$2,410	$4,137	$2,410

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
February 29, 2008
(Unaudited)

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

2.	INTERIM FINANCIAL INFORMATION

The unaudited financial statements as of February 29, 2008 and for the three months then ended and for the period May 12, 2005 (inception) to February 29, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 29, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended February 29, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2008. The balance sheet at November 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended November 30, 2007 as included in our Form 10- KSB filed with the Securities and Exchange Commission on March 14, 2008.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
February 29, 2008
(Unaudited)

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

a.

For the period ended February 29, 2008, the Company recognized expenses of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company.

b.

At February 29, 2008, the Company is indebted to the President of the Company in the amount of $43,926, for cash advances. The advances are unsecured, non- interest bearing and have no specific terms of repayment.

5.	COMMON STOCK

The Company has no stock option plan. At February 29, 2008, there were no stock options, warrants or other dilutive securities outstanding.

6.	INCOME TAXES

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $23,513 at February 29, 2008 attributable to the future utilization of the net operating loss carryforward of $67,179 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $67,179 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027 and $9,141 in year 2008.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Activities

From Inception on May 12, 2005 to February 29, 2008

     We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on May 12, 2005 to February 29, 2008 was $43,926. The loans are not evidenced by any written instrument and have no specific terms of repayment. The loans are without interest.

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

     As of February 29, 2008, our total assets were $2,410 and our total liabilities were $52,535.

Recent accounting pronouncements

     Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of April, 2008.

ATWOOD MINERALS AND MINING CORP.

BY:   WALTER BRENNER
         Walter Brenner
          President, Principal Executive Officer, Principal
          Financial Officer, Principal Accounting Officer,
          Secretary, Treasurer and sole Director

EXHIBIT INDEX

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).