Form 10-Q
period 2008-05-31
Atwood Minerals & Mining CORP.
filed 2008-07-21
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-52511

ATWOOD MINERALS AND MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0471652
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

1400 Old Country Road, Suite 206, Westbury, New York 11590
(Address of principal executive offices, including zip code.)

(516) 228-0070
(telephone number, including area code)

1030 Denman St. Suite 125A, Vancouver, British Columbia, Canada, V6G 2M6
(former address)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,100,000 shares as of July 14, 2008

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ATWOOD MINERALS AND MINING CORP. (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31, 2008	November 30, 2007
ASSETS	(Unaudited)	(Audited)

Current Assets

Cash	1,780	8,921

Total Current Assets	1,780	8,921

Mineral property acquisition costs, less reserve for impairment of $5,000 and $5,000, respectively	-	-

Total Assets	1,780	8,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable and accrued liabilities	325	1,975
Accrued Liabilities	6,550	1,000
Due to related parties	49,426	40,884

Total Current Liabilities	56,301	43,859

Stockholders’ Equity (Deficiency)

Common stock, $0.001 par value; authorized 75,000,000 shares, issued and outstanding 6,100,000 shares	6,100	6,100

Additional Paid-In Capital	17,000	17,000

Donated Capital	27,000	22,500

Deficit Accumulated During the Exploration Stage	(104,621)	(80,538)

Total Stockholders’ Equity (Deficiency)	(54,521)	(34,938)

Total Liabilities and Stockholders’ Equity (Deficiency)	1,780	8,921

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three months ended May 31, 2008	Three months ended May 31, 2007	Six months ended May 31, 2008	Six months ended May 31, 2007	Cumulative during the exploration stage (May 12, 2005 to May 31, 2008)
Revenue	$-	$-	$-	$-	$-

Cost and expenses
Donated rent	750	750	1,500	1,500	9,000
Donated services	1,500	1,500	3,000	3,000	18,000
General and administrative	347	1,819	1,045	1,842	4,080
Impairment of mineral property acquisition costs	-	-	-	-	5,000
Professional fees	4,049	2,799	18,538	10,153	68,541
Total Costs and Expenses	6,646	6,868	24,083	16,495	104,621
Net Loss	$(6,646)	$(6,868)	$(24,083)	$(16,495)	$(104,621)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and diluted	6,100,000	6,100,000	6,100,000	6,100,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 12, 2005 (Inception) to May 31, 2008

	Common Stock, $0.001 Par Value
	Shares	Amount	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)

Common stock issued for cash:
- at a price of $0.001 per share	5,100,000	$5,100	$-	$-	$-	$5,100
- at a price of $0.01 per share	800,000	800	7,200	-	-	8,000
- at a price of $0.05 per share	200,000	200	9,800	-	-	10,000
Donated services and rent	-	-	-	4,500	-	4,500
Net loss for the period May 12,
2005 (inception) to November 30, 2005	-	-	-	-	(15,070)	(15,070)
Balance, November 30, 2005	6,100,000	6,100	17,000	4,500	(15,070)	12,530
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(38,197)	(38,197)
Balance, November 30, 2006	6,100,000	6,100	17,000	13,500	(53,267)	(16,667)
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(27,271)	(27,271)
Balance, November 30, 2007	6,100,000	6,100	17,000	22,500	(80,538)	(34,938)
Unaudited:
Donated services and rent	-	-	-	4,500	-	4,500
Net loss	-	-	-	-	(24,083)	(24,083)
Balance, May 31, 2008	6,100,000	$6,100	$17,000	$27,000	$(104,621)	$(54,521)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
For the period May 12, 2005 (Inception) to May 31, 2008
(Unaudited)

	Six months ended May 31, 2008	Six months ended May 31, 2007	Cumulative during the exploration stage (May 12, 2005 to May 31, 2008)
Cash Flows from Operating Activities
Net loss	$(24,083)	$(16,495)	$(104,621)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Donated services and rent	4,500	4,500	27,000
Impairment of mineral property acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Prepaid expenses	-	84	-
Accounts payable and accrued liabilities	3,900	(1,447)	6,875
Net cash provided by (used for) operating activities	(15,683)	(13,358)	(65,746)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(5,000)
Net Cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loans from related party	8,542	15,000	49,426
Proceeds from sales of common stock	-	-	23,100
Net cash provided by (used for) financial activities	8,542	15,000	72,526

Increase (decrease) in cash	(7,141)	1,642	1,780
Cash, beginning of period	8,921	1,260	-

Cash, end of period	$1,780	$2,902	$1,780

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Atwood Minerals and Mining Corp. (An Exploration Stage Company)
May 31, 2008
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

2. INTERIM FINANCIAL INFORMATION

The unaudited financial statements as of May 31, 2008 and for the three and six months ended May 31, 2008 and 2007 and for the period May 12, 2005 (inception) to May 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended May 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2008. The balance sheet at November 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended November 30, 2007 as included in our Form 10- K filed with the Securities and Exchange Commission on March 14, 2008.

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

4. RELATED PARTY BALANCES/TRANSACTIONS

a.
For the six months ended May 31, 2008 and 2007, the Company recognized expenses of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company.

b.
At May 31, 2008, the Company indebted to the President of the Company in the amount of $49,426, for cash advances. The advances are unsecured, non- interest bearing and have no specific terms of repayment.

5. COMMON STOCK

The Company has no stock option plan. At May 31, 2008, there were no stock options, warrants or other dilutive securities outstanding.

6. INCOME TAXES

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $27,167 at May 31, 2008 attributable to the future utilization of the net operating loss carryforward of $77,621 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $77,621 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027 and $19,583 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7. SUBSEQUENT EVENT

On July 14, 2008, Professional Offshore Opportunity Fund Ltd (“POOF”) purchased 4,800,000 shares of our common stock pursuant to stock purchase agreements with current holders of our common stock for an aggregate purchase price of $365,410. Pursuant to these transactions, POOF owns approximately 79% of our issued and outstanding common stock. Prior to these transactions, we were controlled by Walter Brenner, our former sole officer and director. Mr. Brenner sold all the 3 million shares held by him to POOF. In connection with these transactions, Mr. Brenner released the Company from any liability due him.

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

Results of Activities

From Inception on May 12, 2005 to May 31, 2008

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.

Since inception, we have used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to May 31, 2008 was $49,426. The loans are not evidenced by any written instrument and have no specific terms of repayment. The loans are without interest.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Until July 14, 2008, Mr. Brenner was our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

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

As of May 31, 2008, our total assets were $1,780 and our total liabilities were $56,301.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A . RISK FACTORS.

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

(a) None.
(b) None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.
Please see our Current Report on Form 8-K dated July 14, 2008 and filed with the Securities and Exchange Commission on July 18, 2008. In connection with these transactions, Mr. Brenner, our former sole officer and director, released us from any liability due him.

ITEM 6. EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21ST day of July, 2008.

ATWOOD MINERALS AND MINING CORP.

By:	/s/ Greg Goldberg
Greg Goldberg President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director

CERTIFICATION
I, Greg Goldberg., certify the following:

1.	I have reviewed this report on Form 10-Q of Atwood Minerals and Mining Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant. as of, and for, the periods presented in this report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) the registrant and I have done the following:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during Quest Minerals & Mining Corp.’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of Quest Minerals & Mining Corp.’s board of directors:

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

July 21, 2008	/s/ Greg Goldberg Greg Goldberg President (Principal Executive, Financial and Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atwood Minerals and Mining Corp., a Nevada corporation, (the “Company”) on Form 10-Q for the period ending May 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Goldberg., Chief Executive Officer and Chief Financial of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Greg Goldberg
__________________________
Greg Goldberg
President
(Chief Executive Officer and
Chief Financial Officer)
July 21, 2008