Form 10-Q
period 2008-07-31
Atwood Minerals & Mining CORP.
filed 2008-10-17
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-52511

ATWOOD MINERALS AND MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0471052
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,100,000 as of October 17, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

	August 31,	November 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$8,921
Total Current Assets	-	8,921
Mineral property acquisition costs, less reserve for
impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$-	$8,921

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable	$7,078	$1,975
Accrued liabilities	2,800	1,000
Due to related party	-	40,884
Total current liabilities	9,878	43,859
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,100,000 shares	6,100	6,100
Additional paid-in capital	17,000	17,000
Donated capital	77,233	22,500
Deficit accumulated during the exploration stage	(110,211)	(80,538)
Total stockholders' equity (deficiency)	(9,878)	(34,938)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$8,921

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three months ended August 31, 2008	Three months ended August 31, 2007	Nine months ended August 31, 2008	Nine months ended August 31, 2007	Cumulative during the exploration stage(May 12, 2005 to August 31, 2008)
Revenue	$-	$-	$-	$-	$-

Cost and expenses
Donated rent	750	750	2,250	2,250	9,750
Donated services	1,500	1,500	4,500	4,500	19,500
General and administrative	12	124	1,057	1,966	4,092
Impairment of mineral property acquisition costs	-	-	-	-	5,000
Professional fees	3,328	2,890	21,866	13,043	71,869
Total Costs and Expenses	5,590	5,264	29,673	21,759	110,211
Net Profit (Loss)	$(5,590)	$(5,264)	$(29,673)	$(21,759)	$(110,211)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and diluted	6,100,000	6,100,000	6,100,000	6,100,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)
For the period of May 15, 2005 (Inception) to August 31, 2008

	Common Stock, $0.001 Par Value		Additional Paid-in	Donated	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Capital	Stage	(Deficiency)
Common stock issued for cash:
- at a price of $0.001 per share	5,100,000	$5,100	$-	$-	$-	$5,100
- at a price of $0.01 per share	800,000	800	7,200	-	-	8,000
- at a price of $0.05 per share	200,000	200	9,800	-	-	10,000
Donated services and rent	-	-	-	4,500	-	4,500

Net loss for the period May 12, 2005 (inception) to November 30, 2005	-	-	-	-	(15,070)	(15,070)
Balance, November 30, 2005	6,100,000	6,100	17,000	4,500	(15,070)	12,530
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(38,197)	(38,197)
Balance, November 30, 2006	6,100,000	6,100	17,000	13,500	(53,267)	(16,667)
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(27,271)	(27,271)
Balance, November 30, 2007	6,100,000	6,100	17,000	22,500	(80,538)	(34,938)
Unaudited:
Donated services and rent	-	-	-	6,750	-	6,750
Forgiveness of due to related party in connection with change in control	-	-	-	47,983	-	47,983
Net loss	-	-	-	-	(29,673)	(29,673)
Balance, August 31, 2008	6,100,000	$6,100	$17,000	$77,233	$(110,211)	$(9,878)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)
For the period of May 15, 2005 (Inception) to August 31, 2008
(Unaudited)

	Nine months ended August 31, 2008	Nine months ended August 31, 2007	Cumulative during the exploration stage(May 12, 2005 to August 31, 2008)
Cash Flows from Operating Activities
Net loss	$(29,673)	$(21,759)	$(110,211)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services and rent	6,750	6,750	29,250
Impairment of mineral property acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Prepaid expenses	-	84	-
Accounts payable and accrued liabilities	6,903	(493)	9,878
Net cash provided by (used for) operating activities	(16,020)	(15,418)	(66,083)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(5,000)
Net Cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loans from related party	7,099	18,000	47,983
Proceeds from sales of common stock	-	-	23,100
Net cash provided by (used for) financial activities	7,099	18,000	71,083

Increase (decrease) in cash	(8,921)	2,582	-

Cash, beginning of period	8,921	1,260	-

Cash, end of period	$-	$3,842	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activity:
Forgiveness of due to related party in connection with change in control	$47,983	$-	$47,983

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2008
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

The unaudited financial statements as of August 31, 2008 and for the three and nine months ended August 31, 2008 and 2007 and for the period May 12, 2005 (inception) to August 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended August 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2008. The balance sheet at November 30, 2007 has been derived from the audited financial statements at that date.

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

a.
For the six months ended August 31, 2008, the Company recognized expenses of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company.

b.
At August 31, 2008 and 2007, the Company was indebted to the President of the Company in the amount of $0 and $40,884, respectively, for cash advances. The advances were unsecured, non- interest bearing and had no specific terms of repayment.

5.	CHANGE IN CONTROL

On July 14, 2008, Professional Offshore Opportunity Fund Ltd (“POOF”) purchased 4,800,000 shares of the Company’s common stock pursuant to stock purchase agreements with current holders of the Company’s common stock for an aggregate purchase price of $365,410. Pursuant to these transactions, POOF owns approximately 79% of our issued and outstanding common stock. Prior to these transactions, the Company was controlled by Walter Brenner, the former sole officer and director. Mr. Brenner sold the 3,000,000 shares held by him to POOF. In connection with these transactions, Mr. Brenner forgave the Company from any liability due him. The Company did not receive any money from this transaction.

6.	COMMON STOCK

The Company has no stock option plan. At August 31, 2008, there were no stock options, warrants or other dilutive securities outstanding.

7.	INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	For the nine months ended August 31, 2008	Period from May 12, 2005 (Date of Inception) to August 31, 2008

Expected tax at 35%	$(10,386)	$(38,574)
Donated services expenses	2,363	10,238
Increase in valuation allowance	8,023	28,336
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	November 30,
	2008	2007

Net operating loss carryforword	$(28,336)	$(20,313)
Valuation allowance	28,336	20,313
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $28,336 at August 31, 2008 attributable to the future utilization of the net operating loss carryforward of $80,961 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $80,961 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027 and $22,923 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Activities

From Inception on May 12, 2005 to July 31, 2008

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.

Since inception, we have used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to July 14, 2008 (the date of Mr. Brenner’s resignation) was $49,426. The were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.

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

As of July 31, 2008, our total assets were $0 and our total liabilities were $9,878.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4- CONTROLS AND PROCEDURES.

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

ITEM 1 –  LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a) None.
(b) None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of October, 2008.

ATWOOD MINERALS AND MINING CORP.

BY:	/s/ Greg Goldberg
Greg Goldberg
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director