Form 10-Q/A
period 2008-08-31
Atwood Minerals & Mining CORP.
filed 2008-10-21
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Results of Activities

From Inception on May 12, 2005 to August 31, 2008

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of October, 2008.

ATWOOD MINERALS AND MINING CORP.

BY:	/s/ Greg Goldberg
Greg Goldberg
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director