Form 10-K
period 2008-11-30
Atwood Minerals & Mining CORP.
filed 2009-03-04
CIK 1359504

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-52511

ATWOOD MINERALS AND MINING CORP
(Name of small business issuer as specified in its charter)

Nevada	98-0471052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Suite 206
Westbury, New York 11590
________________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(516) 228-0070
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.001 par value common stock
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 28, 2009, 6,100,000 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

PART I

ITEM 1.   BUSINESS

General

We were incorporated in the State of Nevada on May 12, 2005. We are an exploration stage corporation. We do not own any interest in any property, but merely the right to conduct exploration activities on one property. The property consists of one mineral claim containing 412.807 hectares located in the Nicola Mining Division District of British Columbia, Canada. The one property consists of four mineral claims. We intended to explore for gold on the property. Due to the recent expiration of the claim on the property, management is conducting an evaluation of our exploration business and potential new exploration opportunities or exploration situations.

We have no current plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. However, management is currently evaluating whether we will continue in the mineral exploration business.

History

In June 2005, we paid Laurence Sookochoff, a non-affiliated third party, US$5,000.00 for the property. Mr Sookochoff is a professional geologist residing in Vancouver, British Columbia.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The claim is recorded in the name of Mr. Sookochoff to avoid paying additional fees. Mr. Sookochoff suggested that the property be retained in his name and we concurred therewith. The property was selected by Mr. Brenner after consulting with Mr. Sookochoff. Mr. Sookochoff was paid US$5,000 for the property. No money was paid to Mr. Sookochoff to hold the claim. No money will be paid to Mr. Sookochoff to transfer the property to us. Mr. Sookochoff provided us with a declaration of trust stating that he holds the property in trust for us. Mr. Sookochoff will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess a legal mineral claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believed those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we elected not to create the subsidiary at this time, but would do so if mineralized material is discovered on the property.

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

Our claim was for a mineral lease issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

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

To date, we performed only minimal work on the property and during such work no mineral deposit or reserve was located in the property.

On December 4, 2008 Mr. Sookochoff  advised us that he had performed work on the claim costing $4,750 and that unless we notified him of our desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire of December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, Mr. Sookochoff applied the work as assessment to extend the expiry date to December 9, 2009.  To date, we have not paid the $4,750 or disputed Mr. Sookochoff's assertion of control over the claim.

Claims

The following is a list of the claim tenure numbers, the date of recording and expiration date of our claim:

Claim No.	Document Description	Recording	Expiration
513751	Step	June 1, 2005	December 9, 2009

Our claim consisted of 20 contiguous cells comprising of a total of 412.807 hectares.

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

On December 4, 2008 Mr. Sookochoff  advised us that he had performed work on the claim costing $4,750 and that unless we notified him of our desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire of December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, Mr. Sookochoff applied the work as assessment to extend the expiry date to December 9, 2009.  To date, we have not paid the $4,750 or disputed Mr. Sookochoff's assertion of control over the claim.

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

Our Exploration Program

In the year ended November 30, 2008, we were prospecting for gold. Our target was mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We did not find mineralized material and we lacked currently sufficient funds to continue exploration activities.

As stated above, we are currently in default on payments owed to the party holding the mineral claim in trust for us.  As such, the trustee has asserted ownership of the claim.  If we do not reassert ownership of the claim, we would have no operational activities whatsoever.

In addition, we presently do not have enough money for new exploration activities. Management is currently evaluating its options, including new exploration activities.  Should we locate a new opportunity, we will try to raise additional funds from a private placement or loans. However, there is no assurance that we will be able to do so.

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

Management is also currently evaluating whether to continue in the mineral exploration business.

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

Employees and Employment Agreements

At present, we have no employees, other than Mr. Goldberg our sole officer and director. Mr. Goldberg. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Goldberg. Mr. Goldberg will handle our administrative duties. Because Mr. Goldberg is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating for any new exploration opportunities we may choose to pursue.

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “AWMM.”A summary of trading by quarter for 2007 and 2008 fiscal years is as follows:

Fiscal Year 2008	High Bid	Low Bid
Fourth Quarter 9-1-08 to 11-30-08	$10.25	$4.00
Third Quarter 6-1-08 to 8-31-08	$0.00	$0.00
Second Quarter 3-1-07 to 5-31-08	$0.00	$0.00
First Quarter 12-1-07 to 2-29-08	$0.00	$0.00

Fiscal Year 2007	High Bid	Low Bid
Fourth Quarter 9-1-07 to 11-30-07	$0.00	$0.00
Third Quarter 6-1-07 to 8-31-07	$0.00	$0.00
Second Quarter 3-1-07 to 5-31-07	$0.00	$0.00
First Quarter 12-1-06 to 2-28-07	$0.00	$0.00

Of the 6,100,000 shares of common stock outstanding as of November 30, 2008, 4,800,000 shares are owned by a single entity stockholder.  Our sole officer and director is a member and manager of the entity which is the  manager of our controlling stockholder.

On November 30, 2008, there were 44 record holders of our common stock.

We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner was, until July 14, 2008 our president, chief executive officer, treasurer, principal financial officer and director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

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

We will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a public offering, another private placement of securities, or loans from our controlling stockholder or others.

Our controlling stockholder is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Due to lack of funds for exploration and lack of any mineral reserves located, management elected not to pay the requisite fee for continuation of our exploration rights on the property.  Accordingly, .Our interest and right to conduct exploration activities on this property expired on December 9, 2008.

Management is currently evaluating our exploration business and potential new exploration opportunities or exploration situations.

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

Results of Activities

From Inception on May 12, 2005 to November 30, 2008

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.  Our rights to explore the property are held in trust by the personal owner of the mineral claim under a trust agreement.  On December 4, 2008, the trustee advised us that he had performed work on the claim costing $4,750 and that unless we notified him of its desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire of December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, the trustee applied the work as assessment to extend the expiry date to December 9, 2009.  To date, we have not paid the $4,750 or disputed the trustee’s assertion of control over the claim. Management is currently evaluating our exploration business, potential new exploration opportunities or exploration situations and ultimately whether it would be advisable to exit the mineral exploration business for a new venture.

Since inception, we have used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to July 14, 2008 (the date of Mr. Brenner’s resignation) was $49,426. The loans were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.  Since July 14, 2008, our controlling stockholder has advanced monies on our behalf to cover operating expenses.  At November 30, 2008, we were indebted to our controlling stockholder in the amount of $12,352.  This amount is unsecured and has no specific terms of repayment.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner was, until July 14, 2008, our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

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

As of November 30, 2008, our total assets were $0 and our total liabilities were $23,420.

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

November 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atwood Minerals and Mining Corp.

I have audited the accompanying balance sheets of Atwood Minerals and Mining Corp. (the Company), an exploration stage company, as of November 30, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended November 30, 2008 and 2007 and for the period May 12, 2005 (date of inception) to November 30, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atwood Minerals and Mining Corp., an exploration stage company, as of November 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended November 30, 2008 and 2007 and for the period May 12, 2005 (date of inception) to November 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C
Michael T. Studer CPA P.C.
Freeport, New York
February 24, 2009

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

	November 30,	Novemebr 30,
	2008	2007

ASSETS
Current Assets
Cash	$-	$8,921
Prepaid expense	-	-
Total Current Assets	-	8,921
Mineral property acquisition costs, less reserve for impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$-	$8,921

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable	$3,822	$1,975
Accrued liabilities	7,246	1,000
Due to related party	12,352	40,884
Total current liabilities	23,420	43,859
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,100,000 shares	6,100	6,100
Additional paid-in capital	17,000	17,000
Donated capital	77,233	22,500
Deficit accumulated during the exploration stage	(123,753)	(80,538)
Total stockholders' equity (deficiency)	(23,420)	(34,938)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$8,921

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations

	Year ended November 30, 2008	Year ended November 30, 2007	Cumulative during the exploration stage(May 12, 2005 to November 30, 2008)
Revenue	$-	$-	$-

Cost and expenses
Donated rent	2,250	3,000	9,750
Donated services	4,500	6,000	19,500
General and administrative	3,319	2,691	6,354
Impairment of mineral property acquisition costs	-	-	5,000
Professional fees	33,146	15,580	83,149
Total Costs and Expenses	43,215	27,271	123,753
Net Loss	$(43,215)	$(27,271)	$(123,753)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Number of common shares used to compute loss per share
Basic and diluted	6,100,000	6,100,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 12, 2005 (Inception) to November 30, 2008

	Common Stock, $0.001 Par Value		Additional Paid-in	Donated	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Capital	Stage	(Deficiency)
Common stock issued for cash
- at a price $0.001 per share	5,100,000	$5,100	$-	$-	$-	$5,100
- at a price $0.01 per share	800,000	800	7,200	-	-	8,000
- at a price $0.05 per share	200,000	200	9,800	-	-	10,000
Donated services and rent	-	-	-	4,500	-	4,500
Net loss for the period May 12, 2005 (inception) to November 30, 2005	-	-	-	-	(15,070)	(15,070)
Balance, November 30, 2005	6,100,000	$6,100	$17,000	$4,500	$(15,070)	$12,530
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(38,197)	(38,197)
Balance, November 30, 2006	6,100,000	$6,100	$17,000	$13,500	$(53,267)	$(16,667)
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(27,271)	(27,271)
Balance, November 30, 2007	6,100,000	$6,100	$17,000	$22,500	$(80,538)	$(34,938)
Donated services and rent	-	-	-	6,750	-	6,750
Forgiveness of due to related party in connection with change in control	-	-	-	47,983	-	47,983
Net loss	-	-	-	-	(43,215)	(43,215)
Balance, November 30, 2008	6,100,000	$6,100	$17,000	$77,233	$(123,753)	$(23,420)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
For the period May 12, 2005 (Inception) to November 30, 2008

	Year ended November 30, 2008	Year ended November 30, 2007	Cumulative during the exploration stage(May 12, 2005 to November 30, 2008)

Cash Flows from Operating Activities
Net loss	$(43,215)	$(27,271)	$(123,753)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services and rent	6,750	9,000	29,250
Impairment of mineral property acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Prepaid expenses	-	84	-
Accounts payable and accrued liabilities	8,093	(1,152)	11,068
Net cash provided by (used for) operating activities	(28,372)	(19,339)	(78,435)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(5,000)
Net Cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loans from related party	19,451	27,000	60,335
Proceeds from sales of common stock	-	-	23,100
Net cash provided by (used for) financial activities	19,451	27,000	83,435

Increase (decrease) in cash	(8,921)	7,661	-
Cash, beginning of period	8,921	1,260	-

Cash, end of period	$-	$8,921	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Forgiveness of due to related party in connection with change in control	$47,983	$-	$47,983

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At November 30, 2008, the Company had negative working capital and a stockholders’ deficiency of $23,420. For the period May 12, 2005 (inception) to November 30, 2008, the Company had no revenues and incurred a net loss of $123,753. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to obtain additional equity capital to finance its exploration program and future operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
November 30, 2008

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Since inception except for net loss, the Company has had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008

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

On December 4, 2008, the Trustee advised the Company that he had performed work on the claim costing $4,750 and that unless the Company notified him of its desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire on December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, the Trustee applied the work as assessment to extend the expiry date to December 9, 2009.  To date, the Company has not paid the $4,750 or disputed the Trustee’s assertion of control over the claim.

4.	RELATED PARTY BALANCES/TRANSACTIONS

a) For the year ended November 30, 2008, the Company recognized expenses of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the previous President of the Company.

b) At November 30, 2008 and 2007, the Company was indebted to the previous President of the Company in the amounts of $0 and $40,884, respectively, for cash advances. The amounts were unsecured, non-interest bearing and had no specific terms of repayment.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008

c)  On July 14, 2008, Professional Offshore Opportunity Fund Ltd (“POOF”) purchased 4,800,000 shares of the Company’s common stock pursuant to stock purchase agreements with current holders of the Company’s common stock for an aggregate purchase price of $365,410. Pursuant to these transactions, POOF owns approximately 79% of our issued and outstanding common stock.  Prior to these transactions, the Company was controlled by Walter Brenner, the former sole officer and director. Mr. Brenner sold the 3,000,000 shares held by him to POOF. In connection with these transactions, Mr. Brenner forgave the Company from any liability due him. The Company did not receive any money from this transaction.

d)  At November 30, 2008, the Company was indebted to POOF in the amount of $12,352 for expenses paid on behalf the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

The Company has no stock option plan. At November 30, 2008 and 2007, there were no stock options, warrants or other dilutive securities outstanding.

6.	INCOME TAXES

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate of 35% to income before income taxes.  A reconciliation follows:

	Year Ended November 30, 2008	Year Ended November 30, 2007
Expected tax at 35%	$(15,125)	$(9,545)
Donated expenses	2,363	3,150
Increase in valuation allowance	12,762	6,395
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2008

	November 30, 2008	November 30, 2007
Net operating loss carryforword	$33,076	$20,313
Valuation allowance	(33,076)	(20,313)
Net deferred tax assets	$0	$0

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of  $33,076 at November 30, 2008  attributable to the future utilization of the net operating loss carryforward of $94,503 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $94,503 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027 and 36,465 in year 2028.

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

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position Held

Greg Goldberg	46	President, Principal Executive Officer, and Director Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Mr. Greg Goldberg has been our president, principal executive officer and director since July 14, 2008. Mr.  Goldberg is a manager and member of Professional Traders Management, LLC (“PTM”). PTM is the manager of our controlling stockholder.  Prior to joining PTN in 2003. Mr. Goldberg was a Principal at Ocean View Capital LLC where he managed a long/short equity fund from 1998 to 2003. Mr. Goldberg received his Bachelors of Science in Business Administration, Marketing/Finance, cum laude, from Marist College in 1984.

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

Director Independence

Our board of directors has determined that currently none of it members  qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 1400 Old Country Road, Suite 206, Westbury, NY 11590.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
				Other
				Annual	Restricted	Securities
				Compensatopm	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options	Payouts	Compensation
Position	Year	($)	($)	($)

Greg Goldberg	2008	0	0	0	0	0	0	0
President
(since July 14, 2008)

Walter Brenner	2008	0	0	0	0	0	0	0
President	2007	9,000	0	0	0	0	0	0
(until July 14, 2008)	2005	1,500	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is November 30, 2008.

Director Compensation Table
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Greg Goldberg (since July 14, 2008)	0	0	0	0	0	0	0
Walter Brenner (until July 14, 2008)	0	0	0	0	0	0	0

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. Our office address is at 1400 Old Country Road, Suite 206, Westbury, NY  11590 and our telephone number is (516) 228-0070.

Name of Beneficial Owner (1)	Direct Amount of Beneficial Owner	Position	Percent of Class
Greg Goldberg	0	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	0
Professional Offshore Opportunity Fund, Ltd	4,800,000	N/A	78.69%
All Officers and Directors as a Group (1 Person)	0	N/A	0%

(1)  Mr. Goldberg is a manager and member of Professional Traders Management, LLC (“PTM”).  PTM is the manager of Professional Offshore Opportunity Fund, Ltd.

Changes in Control

On July 14, 2008, Professional Offshore Opportunity Fund Ltd (“POOF”) purchased 4.8 million shares of our common stock pursuant to stock purchase agreements with current holders of our common stock for an aggregate purchase price of $365,418.00. Pursuant to these transactions, POOF owns approximately 79% of our issued and outstanding common stock. Prior to these transactions, we were controlled by Walter Brenner, our former sole officer and director. Mr. Brenner sold all the 3 million shares held by him to POOF.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner was, until July 14, 2008, our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

Mr. Brenner provides services to us and allows us to use a portion of his home as our office at no cost to the Company.

Since inception to July 14, 2008 (the date of Mr. Brenner’s resignation), Mr. Brenner loaned us was $49,426. The were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.

From July 14, 2008 through November 30, 2008, POOF has paid $12,352 directly to third party vendors to cover our expenses.  These amounts are unsecured and have no specific terms of repayment.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$6,000	Michael T. Studer, CPA
2007	$6,000	Michael T. Studer, CPA
2007	$5,908	Manning Elliott, LLP, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Michael T. Studer, CPA
2007	$-0-	Michael T. Studer, CPA
2007	$-0-	Manning Elliott, LLP, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Michael T. Studer, CPA
2007	$-0-	Michael T. Studer, CPA
2007	$-0-	Manning Elliott, LLP, Chartered Accountants

(4) All Other Fees

2008	$-0-	Michael T. Studer, CPA
2007	$-0-	Michael T. Studer, CPA
2007	$-0-	Manning Elliott, LLP, Chartered Accountants

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

 ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed Herewith

3.1	Articles of Incorporation.	SB-2	06-08-06	3.1

3.2	Bylaws.	SB-2	06-08-06	3.2

4.1	Specimen Stock Certificate.	SB-2	06-08-06	4.1

10.1	Trust Agreement	SB-2	06-08-06	10.1

14.1	Code of Ethics	10-KSB	03-15-07	14.1

16.1	Letter from Manning Elliott LLP	8-K	01-09-08	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e). promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 11 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter	10-KSB	03-15-07	99.2

99.2	Disclosure Committee Charter	10-KSB	03-15-07	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATWOOD MINERALS AND MINING CORP.

BY:	/s/ Greg Goldberg
Greg Goldberg, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director