Form 10-Q
period 2009-02-28
Atwood Minerals & Mining CORP.
filed 2009-04-14
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,100,000 as of April 13, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	February 28,	November 30,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Mineral property acquisition costs, less reserve for
impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable	$13,385	$3,822
Accrued liabilities	2,834	7,246
Due to related party	17,952	12,352
Total current liabilities	34,171	23,420
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,100,000 shares	6,100	6,100
Additional paid-in capital	17,000	17,000
Donated capital	77,233	77,233
Deficit accumulated during the exploration stage	(134,504)	(123,753)
Total stockholders' equity (deficiency)	(34,171)	(23,420)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$-

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three months ended February 28, 2009	Three months ended February 29, 2008	Cumulative during the exploration stage(May 12, 2005 to February 28, 2009)
Revenue	$-	$-	$-

Cost and expenses
Donated rent	-	750	9,750
Donated services	-	1,500	19,500
General and administrative	200	698	6,554
Impairment of mineral property acquisition costs	-	-	5,000
Professional fees	10,551	14,489	93,700
Total Costs and Expenses	10,751	17,437	134,504
Net Loss	$(10,751)	$(17,437)	$(134,504)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and diluted	6,100,000	6,100,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 12, 2005 (Inception) to February 28, 2009

	Common Stock, $0.001 Par Value		Additional Paid-in	Donated	Deficit Accumulated During the	Total Stockholders' Equity
	Shares	Amount	Capital	Capital	Exploration Stage	(Deficiency)
Common stock issued for cash:
- at a price of $0.001 per share	5,100,000	$5,100	$-	$-	$-	$5,100
- at a price of $0.01 per share	800,000	800	7,200	-	-	8,000
- at a price of $0.05 per share	200,000	200	9,800	-	-	10,000
Donated services and rent	-	-	-	4,500	-	4,500
Net loss for the period May 12,
2005 (inception) to November 30, 2005	-	-	-	-	(15,070)	(15,070)
Balance, November 30, 2005	6,100,000	6,100	17,000	4,500	(15,070)	12,530
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(38,197)	(38,197)
Balance, November 30, 2006	6,100,000	6,100	17,000	13,500	(53,267)	(16,667)
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(27,271)	(27,271)
Balance, November 30, 2007	6,100,000	$6,100	$17,000	$22,500	$(80,538)	$(34,938)
Donated services and rent	-	-	-	6,750	-	6,750
Forgiveness of due to related
party in connection with
change in control	-	-	-	47,983	-	47,983
Net loss	-	-	-	-	(43,215)	(43,215)
Balance, November 30, 2008	6,100,000	$6,100	$17,000	$77,233	$(123,753)	$(23,420)
Unaudited:
Net loss	-	-	-	-	(10,751)	(10,751)
Balance, Feburary 28, 2009	6,100,000	$6,100	$17,000	$77,233	$(134,504)	$(34,171)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended February 28, 2009		Three months ended February 29, 2008	Cumulative during the exploration stage(May 12, 2005 to February 28, 2009)

Cash Flows from Operating Activities
Net loss		$(10,751)	$(17,437)	$(134,504)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Donated services and rent		-	2,250	29,250
Impairment of mineral property acquisition costs		-	-	5,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities		5,151	5,634	16,219
Net cash provided by (used for) operating activities		(5,600)	(9,553)	(84,035)

Cash Flows from Investing Activities
Acquisition of mineral property		-	-	(5,000)
Net Cash provided by (used for) investing activities		-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loans from related party		5,600	3,042	65,935
Proceeds from sales of common stock		-	-	23,100
Net cash provided by (used for) financial activities		5,600	3,042	89,035

Increase (decrease) in cash		-	(6,511)	-
Cash, beginning of period		-	8,921	-

Cash, end of period		$-	$2,410	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid		$-	$-	$-
Income taxes paid		$-	$-	$-

Non-cash financing activities:
Forgiveness of due to related party in
connection with change in control	$		$-	$47,983

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
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

The unaudited financial statements as of February 28, 2009 and for the three months ended February 28, 2009 and 2008 and for the period May 12, 2005 (inception) to February 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of  February 28, 2009 and the results of operations and cash flows for the periods ended February 28, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended February 28, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2009. The balance sheet at November 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended November 30, 2008 as included in our Form 10- K filed with the Securities and Exchange Commission on March 4, 2009.

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

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
(Unaudited)

4.	RELATED PARTY BALANCES/TRANSACTIONS

 At February 28, 2009, the Company was indebted to Professional Offshore Opportunity Fund Ltd (“POOF”), majority stockholder of the Company, in the amount of $17,952 for expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

The Company has no stock option plan. At February 28, 2009 and 2008, there were no stock options, warrants or other dilutive securities outstanding.

7.	INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	For the three months ended	Period from May 12, 2005 (Date of Inception) to
	February 28, 2009	February 28, 2009
Expected tax at 35%	$(3,763)	$(47,076)
Donated services expenses	-	10,237
Increase in valuation allowance	3,763	36,839
Income tax provision	$-	$-

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009
(Unaudited)

Significant components of the Company’s deferred income tax assets are as follows:

	February 28,	November 30,
	2009	2008
Net operating loss carryforword	$36,839	$33,076
Valuation allowance	(36,839)	(33,076)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $36,839 at February 28, 2009 attributable to the future utilization of the net operating loss carryforward of $105,254 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $105,254 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027, $36,465 in year 2028 and 10,751 in the year 2029.

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

Results of Activities

From Inception on May 12, 2005 to February 28, 2009

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

Since inception until July 14, 2008, we used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to July 14, 2008 (the date of Mr. Brenner’s resignation) was $49,426. The loans were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.  Since July 14, 2008, our controlling stockholder has advanced monies on our behalf to cover operating expenses.  At February 28, 2009, we were indebted to our controlling stockholder in the amount of $17,952.  This amount is unsecured and has no specific terms of repayment.

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

As of February 28, 2009, our total assets were $0 and our total liabilities were $34,171.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of February 28, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of February 28, 2009, our internal control over financial reporting was effective.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2009.

ATWOOD MINERALS AND MINING CORP.

By:	/s/ Greg Goldberg
Greg Goldberg
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director