Form 10-Q
period 2009-05-31
Atwood Minerals & Mining CORP.
filed 2009-07-10
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

(516) 228-0070
(telephone number, including area code)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,100,000 as of July 9, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Index to Financial Statements
May 31, 2009

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

	May 31, 2009	November 30, 2008
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	$-	$-

Total Current Assets	-	-

Mining property acquisition costs, less reserve for impairment of $5,000 and $5,000, respectively	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable	$9,484	$3,822
Accrued liabilities	2,834	7,246
Due to related party	28,405	12,352

Total Current Liabilities	40,723	23,420

Stockholders’ Equity (Deficiency)

Common stock, $0.001 par value; authorized 75,000,000 shares, issued and outstanding 6,100,000 shares	6,100	6,100

Additional Paid-In Capital	17,000	17,000

Donated Capital	77,233	77,233

Deficit Accumulated During the Exploration Stage	(141,056)	(123,753)

Total Stockholders’ Equity (Deficiency)	(40,723)	(23,420)

Total Liabilities and Stockholders’ Equity (Deficiency)	$-	$-

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					during the
	Three	Three	Six	Six	exploration
	Months	Months	Months	Months	stage
	Ended	Ended	Ended	Ended	May 12, 2005
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2009	2008	2009	2008	2009

Revenue	$–	$–	$–	$–	$–

Costs and expenses

Donated rent	–	750	-	1,500	9,750
Donated services	–	1,500	-	3,000	19,500
General and administrative	1,571	347	1,771	1,045	8,125
Impairment of mineral property acquisition costs	–	–	–	–	5,000
Professional fees	4,981	4,049	15,532	18,538	98,681

Total Costs and Expenses	6,552	6,646	17,303	24,083	141,056

Net Loss	$(6,552)	$(6,646)	$(17,303)	$(24,083)	$(141,056)

Net Loss Per Share

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share

Basic and diluted	6,100,000	6,100,000	6,100,000	6,100,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			during the
	Six	Six	exploration
	Months	Months	stage
	Ended	Ended	May 12, 2005
	May 31,	May 31,	to May 31,
	2009	2008	2009

Cash Flows from Operating Activities

Net loss	$(17,303)	$(24,083)	$(141,056)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services and rent	–	4,500	29,250
Impairment loss on mineral property	–	–	5,000

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,250	3,900	12,318

Net cash provided by (used for) operating activities	(16,053)	(15,683)	(94,488)

Cash Flows from Investing Activities

Acquisition of mineral property	–	–	(5,000)

Net cash provided by (used for) investing activities	–	–	(5,000)

Cash Flows from Financing Activities

Proceeds from loans from related party	16,053	8,542	76,388
Proceeds from sales of common stock	–	–	23,100

Net cash provided by (used for) financing activities	16,053	8,542	99,488

Increase (Decrease) in Cash	–	(7,141)	–

Cash - Beginning of Period	–	8,921	–

Cash - End of Period	$–	$1,780	$–

Supplemental Disclosures of Cash Flows Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash financing activity:
Forgiveness of due to related party in
connection with change in control	$–	$–	$47,983

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)
From May 12, 2005 (Date of Inception) to May 31, 2009

					Deficit
					Accumulated	Total
	Common Stock, $0.001		Additional		During the	Stockholders’
	Par Value		Paid-in	Donated	Exploration	Equity
	Share	Amount	Capital	Capital	Stage	(Deficiency)

Common stock issued for cash
-at a price $.001 per share	5,100,000	$5,100	$–	$–	$–	$5,100
-at a price $.01 per share	800,000	800	7,200	–	–	8,000
-at a price $.05 per share	200,000	200	9,800	–	–	10,000

Donated services and rent	–	–	–	4,500	–	4,500

Net loss for the period May 12, 2005 (inception) to November 30, 2005	–	–	–	–	(15,070)	(15,070)

Balance – November 30, 2005	6,100,000	6,100	17,000	4,500	(15,070)	12,530

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(38,197)	(38,197)

Balance – November 30, 2006	6,100,000	6,100	17,000	13,500	(53,267)	(16,667)

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(27,271)	(27,271)

Balance – November 30, 2007	6,100,000	6,100	17,000	22,500	(80,538)	(34,938)

Donated services and rent	–	–	–	6,750	–	6,750

Forgiveness of due to related party in connection with change in control	–	–	–	47,983	–	47,983

Net loss	–	–	–	–	(43,215)	(43,215)

Balance – November 30, 2008	6,100,000	6,100	17,000	77,233	(123,753)	(23,420)
Unaudited:
Net loss	–	–	–	–	(17,303)	(17,303)

Balance – May 31, 2009	6,100,000	$6,100	$17,000	$77,233	$(141,056)	$(40,723)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
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

2.           INTERIM FINANCIAL INFORMATION

The unaudited financial statements as of May 31, 2009 and for the three and six months ended May 31, 2009 and 2008 and for the period May 12, 2005 (inception) to May 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2009 and the results of operations and cash flows for the periods ended May 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended May 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2009. The balance sheet at November 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended November 30, 2008 as included in our Form 10-K filed with the Securities and Exchange Commission on March 4, 2009.

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

On December 4, 2008, the Trustee advised the Company that he had performed work on the claim costing $4,750 and that unless the Company notified him of its desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire on December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, the Trustee applied the work as assessment to extend the expiry date to December 9, 2009.  On May 24, 2009, the Trustee acquired control over the claim.

4.           RELATED PARTY BALANCES/TRANSACTIONS

At May 31, 2009, the Company was indebted to Professional Offshore Opportunity Fund Ltd. (“POOF”), majority stockholder of the Company, in the amount of $28,405 for expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009
(Unaudited)

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

The Company has no stock option plan. At May 31, 2009, there were no stock options, warrants or other dilutive securities outstanding.

6.           INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		May 12,
	For the six	2005 (Date of
	months ended	Inception) to
	May 31,	May 31,
	2009	2009

Expected tax at 35%	$(6,056)	$(49,370)
Donated expenses	-	10,238
Increase in valuation allowance	6,056	39,132
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	May 31,	November 30,
	2009	2008

Net operating loss carryforward	$39,132	$33,076
Valuation allowance	(39,132)	(33,076)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $39,132 at May 31, 2009 attributable to the future utilization of the net operating loss carryforward of $111,806 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $111,806 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027, $36,465 in year 2028 and 17,303 in the year 2029.

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

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Our rights to explore the property are held in trust by the personal owner of the mineral claim under a trust agreement.  On December 4, 2008, the trustee advised us that he had performed work on the claim costing $4,750 and that unless we notified him of our desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire on December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, the trustee applied the work as assessment to extend the expiry date to December 9, 2009.  On May 24, 2009, the trustee acquired control over the claim.

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

Results of Activities

From Inception on May 12, 2005 to May 31, 2009

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.  Our rights to explore the property are held in trust by the personal owner of the mineral claim under a trust agreement.  On December 4, 2008, the trustee advised us that he had performed work on the claim costing $4,750 and that unless we notified him of our desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire on December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, the trustee applied the work as assessment to extend the expiry date to December 9, 2009.  On May 24, 2009, the trustee acquired control over the claim. Management is currently evaluating our exploration business, potential new exploration opportunities or exploration situations and ultimately whether it would be advisable to exit the mineral exploration business for a new venture.

Since inception until July 14, 2008, we used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to July 14, 2008 (the date of Mr. Brenner’s resignation) was $47,983. The loans were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.  Since July 14, 2008, our controlling stockholder has advanced monies on our behalf to cover operating expenses.  At May 31, 2009, we were indebted to our controlling stockholder in the amount of $28,405.  This amount is unsecured and has no specific terms of repayment.

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

As of May 31, 2009, our total assets were $0 and our total liabilities were $40,723.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of May 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of May 31, 2009, our internal control over financial reporting was effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of July, 2009.

ATWOOD MINERALS AND MINING CORP.

BY:	/s/ Greg Goldberg
Greg Goldberg
President, Principal Executive Officer,
Principal Financial Officer, Principal
Accounting Officer, Secretary,
Treasurer and sole Director