Form 10-Q
period 2009-08-31
Atwood Minerals & Mining CORP.
filed 2009-10-14
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,700,000 as of October __, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Index to Financial Statements
August 31, 2009

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

	August 31, 2009	November 30, 2008
	(unaudited)
ASSETS

Current Assets

Cash	$-	$-

Total Current Assets	-	-

Mining property acquisition costs, less reserve for impairment of $5,000 and $5,000, respectively	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable	$12,648	$3,822
Accrued liabilities	2,829	7,246
Due to related party	36,534	12,352

Total Current Liabilities	52,011	23,420

Stockholders’ Equity (Deficiency)

Common stock, $0.001 par value; authorized 525,000,000 shares, issued and outstanding 42,700,000 shares and 42,700,000 shares, respectively	42,700	42,700

Additional Paid-In Capital	(19,600)	(19,600)

Donated Capital	77,233	77,233

Deficit Accumulated During the Exploration Stage	(152,344)	(123,753)

Total Stockholders’ Equity (Deficiency)	(52,011)	(23,420)

Total Liabilities and Stockholders’ Equity (Deficiency)	$-	$-

See notes to financial statements

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					during the
	Three	Three	Nine	Nine	exploration stage
	Months	Months	Months	Months	May 12, 2005
	Ended	Ended	Ended	Ended	(Inception)
	August 31,	August 31,	August 31,	August 31,	to August 31,
	2009	2008	2009	2008	2009

Revenue	$–	$–	$–	$–	$–

Costs and expenses

Donated rent	–	750	-	2,250	9,750
Donated services	–	1,500	-	4,500	19,500
General and administrative	574	12	2,345	1,057	8,699
Impairment of mineral property acquisition costs	–	–	–	–	5,000
Professional fees	10,714	3,328	26,246	21,866	109,395

Total Costs and Expenses	11,288	5,590	28,591	29,673	152,344

Net Loss	$(11,288)	$(5,590)	$(28,591)	$(29,673)	$(152,344)

Net Loss Per Share

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share

Basic and diluted	42,700,000	42,700,000	42,700,000	42,700,000

See notes to financial statements

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			during the
	Nine	Nine	exploration stage
	Months	Months	May 12, 2005
	Ended	Ended	(Inception)
	August 31,	August 31,	to August 31,
	2009	2008	2009

Cash Flows from Operating Activities

Net loss	$(28,591)	$(29,673)	$(152,344)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services and rent	–	6,750	29,250
Impairment loss on mineral property	–	–	5,000

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,409	6,903	15,477

Net cash provided by (used for) operating activities	(24,182)	(16,020)	(102,617)

Cash Flows from Investing Activities

Acquisition of mineral property	–	–	(5,000)

Net cash provided by (used for) investing activities	–	–	(5,000)

Cash Flows from Financing Activities

Proceeds from loans from related party	24,182	7,099	84,517
Proceeds from sales of common stock	–	–	23,100

Net cash provided by (used for) financing activities	24,182	7,099	107,617

Increase (Decrease) in Cash	–	(8,921)	–

Cash - Beginning of Period	–	8,921	–

Cash - End of Period	$–	$–	$–

Supplemental Disclosures of Cash Flows Information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash financing activity:
Forgiveness of due to related party in
connection with change in control	$–	$47,983	$47,983

See notes to financial statements

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)
From May 12, 2005 (Inception) to August 31, 2009

					Deficit
					Accumulated	Total
	Common Stock, $0.001		Additional		During the	Stockholders’
	Par Value		Paid-in	Donated	Exploration	Equity
	Share	Amount	Capital	Capital	Stage	(Deficiency)

Common stock issued for cash
-0.00014 per share	35,700,000	$35,700	$(30,600)	$–	$–	$5,100
-0.00143 per share	5,600,000	5,600	2,400	–	–	8,000
-0.00714 per share	1,400,000	1,400	8,600	–	–	10,000

Donated services and rent	–	–	–	4,500	–	4,500

Net loss for the period May 12, 2005 (inception) to November 30, 2005	–	–	–	–	(15,070)	(15,070)

Balance – November 30, 2005	42,700,000	42,700	(19,600)	4,500	(15,070)	12,530

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(38,197)	(38,197)

Balance – November 30, 2006	42,700,000	42,700	(19,600)	13,500	(53,267)	(16,667)

Donated services and rent	–	–	–	9,000	–	9,000

Net loss	–	–	–	–	(27,271)	(27,271)

Balance – November 30, 2007	42,700,000	42,700	(19,600)	22,500	(80,538)	(34,938)

Donated services and rent	–	–	–	6,750	–	6,750

Forgiveness of due to related party in connection with change in control				47,983		47,983

Net loss	–	–	–	–	(43,215)	(43,215)

Balance – November 30, 2008	42,700,000	42,700	(19,600)	77,233	(123,753)	(23,420)
Unaudited:
Net loss					(28,591)	(28,591)

Balance – August 31, 2009	42,700,000	$42,700	$(19,600)	$77,233	$(152,344)	$(52,011)

See notes to financial statements

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
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

The unaudited financial statements as of August 31, 2009 and for the three and nine months ended August 31, 2009 and 2008 and for the period May 12, 2005 (inception) to August 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2009 and the results of operations and cash flows for the periods ended August 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended August 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2009. The balance sheet at November 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended November 30, 2008 as included in our Form 10- K/A filed with the Securities and Exchange Commission on March 17, 2009.

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

On December 4, 2008, the Trustee advised the Company that he had performed work on the claim costing $4,750 and that unless the Company notified him of its desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire on December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, the Trustee applied the work as assessment to extend the expiry date to December 9, 2009.  On May 24, 2009, the Trustee acquired control of the claim.

4.	RELATED PARTY BALANCES/TRANSACTIONS

At August 31, 2009, the Company was indebted to Professional Offshore Opportunity Fund Ltd. (“POOF”), majority stockholder of the Company, in the amount of $36,534 for expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

5.	COMMON STOCK

On September 1, 2005, the Company issued 35,700,000 shares of common stock at a price of $0.00014 per share for cash proceeds of $5,100.

On November 1, 2005, the Company issued 5,600,000 shares of common stock at a price of $0.00143 per share for cash proceeds of $8,000.

On November 30, 2005, the Company issued 1,400,000 shares of common stock at a price of $0.00714 per share for cash proceeds of $10,000.

The Company has no stock option plan. At August 31, 2009, there were no stock options, warrants or other dilutive securities outstanding.

6.	INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		May 12,
	For the nine	2005
	months ended	(Inception) to
	August 31,	August 31,
	2009	2009

Expected tax at 35%	$(10,007)	$(53,320)
Donated expenses	-	10,238
Increase in valuation allowance	10,007	43,082
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	November 30,
	2009	2008

Net operating loss carryforward	$43,082	$33,076
Valuation allowance	(43,082)	(33,076)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $43,082 at August 31, 2009 attributable to the future utilization of the net operating loss carryforward of $123,094 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $123,094 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027, $36,465 in year 2028 and $28,591 in the year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009
(Unaudited)

7.	SUBSEQUENT EVENTS

On September 22, 2009, the Company increased its authorized common stock from 75,000,000 shares to 525,000,000 shares and implemented a 7 for 1 forward stock split, thereby increasing the number of shares of common stock issued and outstanding from 6,100,000 shares to 42,700,000 shares.  The financial statements have been retroactively adjusted to reflect these transactions.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Results of Activities

From Inception on May 12, 2005 to August 31, 2009

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

Since inception until July 14, 2008, we used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to July 14, 2008 (the date of Mr. Brenner’s resignation) was $47,983. The loans were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.  Since July 14, 2008, our controlling stockholder has advanced monies on our behalf to cover operating expenses.  At August 31, 2009, we were indebted to our controlling stockholder in the amount of $36,534.  This amount is unsecured and has no specific terms of repayment.

Liquidity and Capital Resources

On September 22, 2009, the Company increased its authorized common stock from 75,000,000 shares to 525,000,000 shares and implemented a 7 for 1 forward stock split, thereby increasing the number of shares of common stock issued and outstanding from 6,100,000 shares to 42,700,000 shares. This Form 10-Q has been retroactively adjusted to reflect these transactions.

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 21,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner was, until July 14, 2008, our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.00014 per share for total proceeds to us of $3,000.00.

We completed a private placement of 14,700,000 restricted shares of our common stock at a price of $0.00014 per share to the five purchasers on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $2,100.

We completed a private placement of 5,600,000 restricted shares of our common stock at a price of $0.00143 per share to eight purchasers on November 1, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $8,000.

We completed a private placement of 1,400,000 restricted shares of our common stock at a price of $0.00714 per share to ten purchasers on November 30, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from this offering was $10,000.

As of August 31, 2009, our total assets were $0 and our total liabilities were $52,011.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of August 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of August 31, 2009, our internal control over financial reporting was effective.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

1.           On September 22, 2009, we filed a certificates of change pursuant to Nevada Revised Statutes 78.209 pursuant to which we increased our authorized common stock from 75,000,000 shares to 525,000,000 shares and implemented a 7 for 1 forward stock split thereby increasing the number of shares of common stock issued and outstanding from 6,100,000 shares to 42,700,000 shares

2.           On October 12, 2009, we amended Article X, Section 2 of our bylaws to provide our directors with the authority to increase the number of authorized directors.

ITEM 6 - EXHIBITS.

Exhibit No. Document Description

3.1	Certificate of Change

3.2	Amendment to Bylaws.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2009.

ATWOOD MINERALS AND MINING CORP.

BY:	/s/ Greg Goldberg
Greg Goldberg
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director