Form 10-K
period 2009-11-30
Atwood Minerals & Mining CORP.
filed 2010-02-24
CIK 1359504

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 23, 2010, 42,700,000 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

PART I

ITEM 1.   BUSINESS

General

We were incorporated in the State of Nevada on May 12, 2005. We are an exploration stage corporation. We do not own any interest in any property.  Until December 9, 2008, we had the right to conduct exploration activities on one property which property consists of one mineral claim containing 412.807 hectares located in the Nicola Mining Division District of British Columbia, Canada. The one property consists of four mineral claims. We intended to explore for gold on the property. Due to the recent expiration of the claim on the property, management is conducting an evaluation of our exploration business and potential new exploration opportunities or exploration situations.

We have no current plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. However, our plans may change due to the recent expiration of our claim as well as management’s current evaluation of the state of our proposed business.

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

From inception to the year ended November 30 2008, we performed only minimal work on the property and during such work no mineral deposit or reserve was located in the property.

Claims

The following is a list of the claim tenure numbers, the date of recording and expiration date of our claim:

Claim No.	Document Description	Recording	Expiration
513751	Step	June 1, 2005	December 1, 2008*

*The expiration date was extended until December 9, 2008

Due to the lack of any mineral deposits located in our initial exploration effort and lack of adequate funds to continue such efforts, management decided not to pay the additional amounts required to extend the claim and accordingly our claim expired on December 9, 2008.  The trustee took control of the claim in April 2009.

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

On December 4, 2008, Mr. Sookochoff informed us that a payment of $4,750 was required to extend the claim.  Management decided, for the reasons discussed above, not to make the payment to Mr. Sookochoff and our claim expired

Our Exploration Program

Until the date our claim expired on December 9, 2008, we were prospecting for gold. Our target was mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We did not find mineralized material and we lacked sufficient funds to continue exploration activities and as such we ceased exploration activities and let our claim expire on December 9, 2008. We do not own any interest in any property. Until December 9, 2009, we had the right to conduct exploration activities on one property.

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol “AWDM.”  The following table shows the high and low bid prices for Quest’s common stock for each quarter since December 1, 2007 as reported by the OTC Bulletin Board.  All share prices have been adjusted to provide for the 7-1 forward split effected in September 28, 2009.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2008	High Bid	Low Bid
Fourth Quarter 9-1-08 to 11-30-08	$0.1464	$0.036
Third Quarter 6-1-08 to 8-31-08	$0.036	$0.036
Second Quarter 3-1-08 to 5-31-08	$0.036	$0.036
First Quarter 12-1-07 to 2-29-08	$0.036	$0.036

Fiscal Year 2009	High Bid	Low Bid
Fourth Quarter 9-1-09 to 11-30-09	$0.146	$0.021
Third Quarter 6-1-09 to 8-31-09	$0.179	$0.146
Second Quarter 3-1-09 to 5-31-09	$0.286	$0.179
First Quarter 12-1-08 to 2-28-09	$0.429	$0.286

Of the 42,700,000 shares of common stock outstanding as of November 30, 2008, 33,600,000 shares are owned by a single entity stockholder.  Our sole officer and director is a member and manager of the entity which is the manager of our controlling stockholder.

We issued 21,000,000 shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner was, until July 14, 2008 our president, chief executive officer, treasurer, principal financial officer and director. Mr. Brenner acquired these shares at a price of $0.00014 per share for total proceeds to us of $3,000.00.

We completed a private placement of 14,700,000 restricted shares of our common stock at a price of $0.00014 per share to five purchasers on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $2,100.

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

Results of Activities

From Inception on May 12, 2005 to November 30, 2009

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we have initiated exploration activities.  Our claim to explore this property expired on December 9, 2008.  Management is currently evaluating our exploration business and potential new exploration opportunities or exploration situations.

Since inception, we have used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to July 14, 2008 (the date of Mr. Brenner’s resignation) was $49,426. The loans were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.  Since July 14, 2008, our controlling stockholder has advanced monies on our behalf to cover operating expenses.  At November 30, 2009, we were indebted to our controlling stockholder in the amount of $41,183.  This amount is unsecured and has no specific terms of repayment.

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

We completed a private placement of 14,70,000 restricted shares of our common stock at a price of $0.00014 per share to the five purchasers on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $2,100.

We completed a private placement of 5,600,000 restricted shares of our common stock at a price of $0.000143 per share to eight purchasers on November 1, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $8,000.

We completed a private placement of 1,400,000 restricted shares of our common stock at a price of $0.00714 per share to ten purchasers on November 30, 2005 pursuant to Reg. S of the Securities Act of 1933. The total amount received from this offering was $10,000.

On September 22, 2009, the Company implanted a 7 for 1 forward stock split.  The financial statements have retroactively adjusted to reflect these transactions.

As of November 30, 2009, our total assets were $0 and our total liabilities were $97,546.

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

November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atwood Minerals and Mining Corp.

I have audited the accompanying balance sheets of Atwood Minerals and Mining Corp. (the Company), an exploration stage company, as of November 30, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended November 30, 2009 and 2008 and for the period May 12, 2005 (date of inception) to November 30, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atwood Minerals and Mining Corp., an exploration stage company, as of November 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended November 30, 2009 and 2008 and for the period May 12, 2005 (date of inception) to November 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C
Michael T. Studer CPA P.C.
Freeport, New York
February 24, 2010

ATWOOD MINERALS AND MINING CORP.
(An Exploration Stage Company)
Balance Sheets

	November 30,	November 30,
	2009	2008
ASSETS
Current Assets

Cash	$-	$-
Total Current Assets	-	-
Mining property acquisition costs, less reserve for impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities

Account payable	$49,117	$3,822
Accrued liabilities	7,246	7,246
Due to related party	41,183	12,352
Total current liabilities	97,546	23,420
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value; authorized 525,000,000 shares, issued and outstanding 42,700,000 shares and 42,700,000 shares, respectively	42,700	42,700
Additional paid-in capital	(19,600)	(19,600)
Donated Capital	77,233	77,233
Deficit accumulated during the exploration stage	(197,879)	(123,753)
Total stockholders' equity (Deficiency)	(97,546)	(23,420)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$-

See notes to financial statements.

ATWOOD MINERALS AND MINING CORP.
(An Exploration Stage Company)
Statements of Operations

	Year ended November 30, 2009	Year ended November 30, 2008	Cumulative during the exploration stage (May 12, 2005 to November 30, 2009)
Revenue	$-	$-	$-

Cost and expenses
Donated rent	-	2,250	9,750
Donated services	-	4,500	19,500
General and administrative	3,892	3,319	10,246
Impairment of mining property acquisition costs	-	-	5,000
Professional fees	70,234	33,146	153,383
Total Costs and Expenses	74,126	43,215	197,879
Net Loss	$(74,126)	$(43,215)	$(197,879)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	42,700,000	42,700,000

See notes to financial statements.

ATWOOD MINERALS AND MINING CORP.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 12, 2005 (Inception) to November 30, 2009

	Common Stock, $0.0001 Par Value		Additional Paid-in	Donated	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Capital	Stage	Equity
Common stock issued for cash
-at a price $0.00014 per share	35,700,000	$35,700	$(30,600)	$-	$-	$5,100
-at a price $0.00143 per share	5,600,000	5,600	2,400	-	-	8,000
-at a price $0.00714 per share	1,400,000	1,400	8,600	-	-	10,000
Donated services and rent	-	-	-	4,500	-	4,500

Net loss for the period
May 12, 2005 (inception)
to November 30, 2005	-	-	-	-	(15,070)	(15,070)
Balance, November 30, 2005	42,700,000	42,700	(19,600)	4,500	(15,070)	12,530

Donated services and rent	-	-	-	9,000	-	9,000

Net loss	-	-	-	-	(38,197)	(38,197)
Balance, November 30, 2006	42,700,000	42,700	(19,600)	13,500	(53,267)	(16,667)
Donated services and rent	-	-	-	9,000	-	9,000

Net loss	-	-	-	-	(27,271)	(27,271)
Balance, November 30, 2007	42,700,000	42,700	(19,600)	22,500	(80,538)	(34,938)

Donated services and rent	-	-	-	6,750	-	6,750
Forgiveness of due to related
party in connection with change in control	-	-	-	47,983	-	47,983

Net loss	-	-	-	-	(43,215)	(43,215)
Balance, November 30, 2008	42,700,000	42,700	(19,600)	77,233	(123,753)	(23,420)

Net loss	-	-	-	-	(74,126)	(74,126)
Balance, November 30, 2009	42,700,000	$42,700	$(19,600)	$77,233	$(197,879)	$(97,546)

See notes to financial statements.

ATWOOD MINERALS AND MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows
For the period May 12, 2005 (Inception) to November 30, 2009

	Year ended November 30, 2009	Year ended November 30, 2008	Cumulative during the exploration stage (May 12, 2005 to November 30, 2009)

Cash Flows from Operating Activities
Net loss	$(74,126)	$(43,215)	$(197,879)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services and rent	-	6,750	29,250
Impairment of mining property acquisition costs	-	-	5,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	45,295	8,093	56,363
Net cash provided by (used for) operating activities	(28,831)	(28,372)	(107,266)

Cash Flows from Investing Activities
Mineral property acquisition	-	-	(5,000)
Net cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loan from related party	28,831	19,451	89,166
Proceeds from sale of common stock	-	-	23,100
Net cash provided by (used for) financing activities	28,831	19,451	112,266

Increase (decrease) in cash	-	(8,921)	-
Cash, beginning of period	-	8,921	-

Cash, end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activity:

Forgiveness of due to related party in connection with change in control	$-	$47,983	$47,983

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2009

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At November 30, 2009, the Company had negative working capital and a stockholders’ deficiency of $97,546. For the period May 12, 2005 (inception) to November 30, 2009, the Company had no revenues and incurred a net loss of $197,879. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to obtain additional equity capital to finance its exploration program and future operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Use of Estimates and Assumptions

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

c.	Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair values because of the short maturity of these instruments.

d.	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e.	Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under Accounting Standards Codification (“ASC”) 360-10, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f.	Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

g.	Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Since inception, except for net loss, the Company has had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to ASC 740, “Income Taxes”, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i.	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and for convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

j.	Recent Accounting Pronouncements

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

At November 30, 2009, the Company was indebted to Professional Offshore Opportunity Fund Ltd. (“POOF”), majority stockholder of the Company, in the amount of $41,183 for expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

On September 22, 2009, the Company increased its authorized common stock from 75,000,000 shares to 525,000,000 shares and implemented a 7 for 1 forward stock split, thereby increasing the number of shares of common stock issued and outstanding from 6,100,000 share to 42,700,000 shares. The financial statements have been retroactively adjusted to reflect these transactions.

The Company has no stock option plan. At November 30, 2009, there were no stock options, warrants or other dilutive securities outstanding.

6.	INCOME TAXES

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate of 35% to income before income taxes.  Reconciliations follow:

	Year Ended	Year Ended
	November 30,	November 30,
	2009	2008
Expected tax at 35%	$(25,944)	$(15,125)
Donated expenses	-	2,363
Increase in valuation allowance	25,944	12,762
Income tax provision	$-	$-

 Significant components of the Company’s deferred income tax assets are as follows:

	Year Ended	Year Ended
	November 30,	November 30,
	2009	2008
Net operating loss carryforword	$59,020	$33,076
Valuation allowance	(59,020)	(33,076)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of  $59,020 at November 30, 2009  attributable to the future utilization of the net operating loss carryforward of $168,629 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $168,629 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027, $36,465 in year 2028 and $74,126 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filling date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of November 30, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of November 30, 2009, our internal control over financial reporting was effective.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position Held

Greg Goldberg	47	President, Principal Executive Officer, and Director Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended November 30, 2009, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other
				Annual	Restricted	Securities
				Compensatiom	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options	Payouts	Compensation
Position	Year	($)	($)	($)

Greg Goldberg	2009	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0

(since July 14, 2008)

Walter Brenner	2009	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0
(until July 14, 2008)	2007	9,000	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is November 30, 2009.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Goldberg	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner (1)	Direct Amount of Beneficial Owner	Position	Percent of Class (2)
Greg Goldberg (3)	0	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	0
Professional Offshore Opportunity Fund, Ltd	33.600,000	N/A	78.69%
All Officers and Directors as a Group (1 Person)	0	N/A	0%

(1)  Unless otherwise stated, the address is 1400 Old Country Road, Suite 206, Westbury, NY 11590
(2)   Based on 42,700,000 shares issued and outstanding on February 23, 2010
(3)  Mr. Goldberg is a manager and member of Professional Traders Management, LLC (“PTM”).  PTM is the manager of Professional Offshore Opportunity Fund, Ltd.

Changes in Control

On July 14, 2008, Professional Offshore Opportunity Fund Ltd (“POOF”) purchased 33,600,000 (4.8 million without taking into account the 7-1 forward split in September 2009) shares of our common stock pursuant to stock purchase agreements with current holders of our common stock for an aggregate purchase price of $365,418.00. Pursuant to these transactions, POOF owns approximately 79% of our issued and outstanding common stock. Prior to these transactions, we were controlled by Walter Brenner, our former sole officer and director. Mr. Brenner sold all the 3 million shares held by him to POOF.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issued 21,000,000 (3,000,000 without taking into account the 7-1 forward split in September 2009) shares of our common stock to Mr. Walter Brenner on September 1, 2005 pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner was, until July 14, 2008, our president, chief executive officer, treasurer, principal financial officer and a director. Mr. Brenner acquired these shares at a price of $0.001 per share for total proceeds to us of $3,000.00.

Mr. Brenner provides services to us and allows us to use a portion of his home as our office at no cost to the Company.

Since inception to July 14, 2008 (the date of Mr. Brenner’s resignation), Mr. Brenner loaned us was $49,426. The were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.

From July 14, 2008 through November 30, 2009, POOF has paid $41,183 directly to third party vendors to cover our expenses.  These amounts are unsecured and have no specific terms of repayment.

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

2009	$10,800	Michael T. Studer, CPA
2008	$10,800	Michael T. Studer, CPA

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-0-	Michael T. Studer, CPA
2008	$-0-	Michael T. Studer, CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	Michael T. Studer, CPA
2008	$-0-	Michael T. Studer, CPA

(4) All Other Fees

2009	$-0-	Michael T. Studer, CPA
2008	$-0-	Michael T. Studer, CPA

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:  0

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

 ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed Herewith

3.1	Articles of Incorporation.	SB-2	06-08-06	3.1

3.2	Bylaws.	SB-2	06-08-06	3.2

3.3	Certificate of Change	10-Q	8-31-09	3.1

3.4	Amendment to Bylaws	10-Q	8-31-09	3.2

4.1	Specimen Stock Certificate.	SB-2	06-08-06	4.1

10.1	Trust Agreement	SB-2	06-08-06	10.1

14.1	Code of Ethics	10-KSB	03-15-07	14.1

16.1	Letter from Manning Elliott LLP	8-K	01-09-08	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e). promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 11 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter	10-KSB	03-15-07	99.2

99.2	Disclosure Committee Charter	10-KSB	03-15-07	99.3

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