Form 10-Q
period 2010-01-28
Atwood Minerals & Mining CORP.
filed 2010-04-14
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,700,000 as of April 13, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Balance Sheets

	February 28,	November 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Mineral property acquisition costs, less reserve for impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable	$52,274	$49,117
Accrued liabilities	2,829	7,246
Due to related party	57,509	41,183
Total current liabilities	112,612	97,546
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value; authorized 525,000,000 shares, issued and outstanding 42,700,000 shares and 42,700,000 shares, respectively	42,700	42,700
Additional paid-in capital	(19,600)	(19,600)
Donated capital	77,233	77,233
Deficit accumulated during the exploration stage	(212,945)	(197,879)
Total stockholders' equity (deficiency)	(112,612)	(97,546)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$-

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three months ended February 28, 2010	Three months ended February 29, 2009	Cumulative during the exploration stage (May 12, 2005 to February 28, 2010)

Revenue	$-	$-	$-

Cost and expenses
Donated rent	-	-	9,750
Donated services	-	-	19,500
General and administrative	256	200	10,502
Impairment of mineral property acquisition costs	-	-	5,000
Professional fees	14,810	10,551	168,193
Total Costs and Expenses	15,066	10,751	212,945
Net Loss	$(15,066)	$(10,751)	$(212,945)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and diluted	42,700,000	42,700,000

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period May 12, 2005 (Inception) to February 28, 2010

	Common Stock, $0.0001 Par Value		Additional Paid-in	Donated	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Capital	Stage	(Deficiency)
Common stock issued for cash:
- at a price of $0.00014 per share	35,700,000	$35,700	$(30,600)	$-	$-	$5,100
- at a price of $0.00143 per share	5,600,000	5,600	2,400	-	-	8,000
- at a price of $0.00714 per share	1,400,000	1,400	8,600	-	-	10,000
Donated services and rent	-	-	-	4,500	-	4,500
Net loss for the period May 12, 2005 (inception) to November 30, 2005	-	-	-	-	(15,070)	(15,070)
Balance, November 30, 2005	42,700,000	42,700	(19,600)	4,500	(15,070)	12,530
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(38,197)	(38,197)
Balance, November 30, 2006	42,700,000	42,700	(19,600)	13,500	(53,267)	(16,667)
Donated services and rent	-	-	-	9,000	-	9,000
Net loss	-	-	-	-	(27,271)	(27,271)
Balance, November 30, 2007	42,700,000	42,700	(19,600)	22,500	(80,538)	(34,938)
Donated services and rent	-	-	-	6,750	-	6,750
Forgiveness of due to related party in connection with change in control	-	-	-	47,983	-	47,983
Net loss	-	-	-	-	(43,215)	(43,215)
Balance, November 30, 2008	42,700,000	42,700	(19,600)	77,233	(123,753)	(23,420)
Net loss	-	-	-	-	(74,126)	(74,126)
Balance, November 30, 2009	42,700,000	42,700	(19,600)	77,233	(197,879)	(97,546)
Unaudited:
Net loss for the three months ended February 28, 2010	-	-	-	-	(15,066)	(15,066)
Balance, February 28, 2010	42,700,000	$42,700	$(19,600)	$77,233	$(212,945)	$(112,612)

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended February 28, 2010	Three months ended February 29, 2009	Cumulative during the exploration stage (May 12, 2005 to February 28, 2010)
Cash Flows from Operating Activities
Net loss	$(15,066)	$(10,751)	$(212,945)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services and rent	-	-	29,250
Impairment of mineral property acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(1,260)	5,151	55,103
Net cash provided by (used for) operating activities	(16,326)	(5,600)	(123,592)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(5,000)
Net Cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing Activities
Proceeds from loans from related party	16,326	5,600	105,492
Proceeds from sales of common stock	-	-	23,100
Net cash provided by (used for) financing activities	16,326	-	128,592

Increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Forgiveness of due to related party in connection with change in control	$-	$-	$47,983

See notes to financial statements.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2010
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

The unaudited financial statements as of February 28, 2010 and for the three months ended February 28, 2010 and 2009 and for the period May 12, 2005 (inception) to February 28, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2010 and the results of operations and cash flows for the periods ended February 28, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended February 28, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2010. The balance sheet at November 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended November 30, 2009 as included in our Form 10- K filed with the Securities and Exchange Commission on February 24, 2010.

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

At February 28, 2010, the Company was indebted to Professional Offshore Opportunity Fund Ltd. (“POOF”), majority stockholder of the Company, in the amount of $57,509 for expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Atwood Minerals and Mining Corp.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2010
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

The Company has no stock option plan. At February 28, 2010, there were no stock options, warrants or other dilutive securities outstanding.

6.	INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		May 12,
	For the three	2005
	months ended	(Inception) to
	February 28,	February 28,
	2010	2010

Expected tax at 35%	$(5,273)	$(74,531)
Donated expenses	-	10,238
Increase in valuation allowance	5,273	64,293
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	February 28,	November 30,
	2010	2009

Net operating loss carryforward	$64,293	$59,020
Valuation allowance	(64,293)	(59,020)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $64,293 at February 28, 2010 attributable to the future utilization of the net operating loss carryforward of $183,695 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $183,695 net operating loss carryforward expires $10,570 in year 2025, $29,197 in year 2026, $18,271 in year 2027, $36,465 in year 2028, $74,126 in year 2029 and $15,066 in year 2030.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent event through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Results of Activities

From Inception on May 12, 2005 to February 28, 2010

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

Since inception until July 14, 2008, we used loans from Mr. Brenner, our former president, to stake the property, to incorporate us, and for legal and accounting expense. Net cash provided by Mr. Brenner since inception on May 12, 2005 to July 14, 2008 (the date of Mr. Brenner’s resignation) was $47,983. The loans were forgiven by Mr. Brenner in connection with the July 14, 2008 sale of his common stock and the release executed by him in connection with such sale.  Since July 14, 2008, our controlling stockholder has advanced monies on our behalf to cover operating expenses.  At February 28, 2010, we were indebted to our controlling stockholder in the amount of $57,509.  This amount is unsecured and has no specific terms of repayment.

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

As of February 28, 2010, our total assets were $0 and our total liabilities were $112,612.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of February 28, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of February 28, 2010, our internal control over financial reporting was effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2010.

ATWOOD MINERALS AND MINING CORP.

By:	/s/ Greg Goldberg
Greg Goldberg
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director