Form 10-K
period 2010-05-31
Phreadz, Inc.
filed 2010-09-13
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-52511

PHREADZ, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0471052
(I.R.S. Employer Identification Number)

63 Main Street, #202, Flemington, New Jersey 08822
(Address of principal executive offices)
(908) 968-0838
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No
(Does not currently apply to the Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non–accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

At August 9, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted price of $0.75 at which the common equity was sold, was approximately $13,864,854           .

As of August 9, 2010, the number of shares outstanding of our common stock was 66,941,376 shares.

TABLE OF CONTENTS

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Phreadz, Inc. contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to anticipated future events, future results of operations or future financial performance.  These forward-looking statements include, but are not limited to, statements related to our ability to raise sufficient capital to finance our planned operations, our ability to develop or market our products, our ability to successfully compete in the marketplace, our ability to secure additional technologies and licenses relevant to our business, our ability to protect our intellectual property, and estimates of our cash expenditures for the next 12 to 36 months. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. The “Risk Factors” section of this Form 10-K  sets forth detailed risks, uncertainties and cautionary statements regarding our business and these forward-looking statements.

We cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these forward-looking statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.  Business

The following describes the business of Phreadz, Inc. (formerly Atwood Minerals and Mining Corp.) Whenever the terms “our,” “we” “us” and the “Company” are used herein they refer to Phreadz, Inc., a Nevada corporation, together with UDM USA, LLC (“UDM”) and Phreadz USA, LLC (“Phreadz”), our wholly-owned subsidiaries, unless the context otherwise provides.

Corporate Overview and History of Phreadz, Inc

Organization

Phreadz, Inc., was incorporated in the State of Nevada on May 12, 2005.

Exploration Stage Activities

The Company was previously in the mineral exploration stage since its formation and had at no time since its formation realized any revenues from its planned operations.  Prior to the Company’s acquisitions of Phreadz and UDM, the Company was primarily engaged in the acquisition and exploration of mining claims.  Had it located a commercial minable reserve, the Company previously expected to prepare the site for extraction operations and enter a planned further development stage.

In June 2005, the Company acquired a 100% interest in the STEP mineral claim located in the Nicola Mining Division, British Columbia, and Canada for $5,000.  The claim was registered in the name of the vendor (the “Trustee”), who had executed a trust agreement to hold the claim in trust on behalf of the Company.

At November 30, 2005, the Company recognized an impairment loss of $5,000 as it had not been determined whether there were proven or probable reserves on the property.

On December 4, 2008, the Trustee advised the Company that he had performed work on the claim costing $4,750 and that unless the Company notified him of its desire to maintain the claim and pay him $4,750 by December 8, 2008, he would either allow the claim to expire on December 9, 2008 or take control of the claim and apply the work to extend the expiry date of the claim.  On December 9, 2008, the Trustee applied the work as assessment to extend the expiry date to December 9, 2009.  On May 24, 2009, the Trustee acquired control over the claim, at which time we no longer had any interest in the claim or any operating business.  As a result, we became a “shell” corporation and began to seek an attractive operating business with which to merge or otherwise acquire.

On April 27, 2010, pursuant to share purchase agreements (the “Purchase Agreements”), Phreadz, Inc.,  completed the acquisitions of Phreadz and UDM.  The acquisitions were accounted for as a recapitalization effected by a reverse merger, wherein Phreadz and UDM were considered the acquirer for accounting and financial reporting purposes.  The pre-merger assets and liabilities of the acquired entities have been brought forward at their book value and no goodwill has been recognized.  The consolidated accumulated deficit of Phreadz and UDM has been brought forward, and common stock and additional paid-in-capital of the combined Company have been retroactively restated to give effect to the exchange rates as set forth in the Purchase Agreements.

As set forth above, on April 27, 2010 and pursuant to the terms and conditions of the Purchase Agreements, we: (i) consummated the acquisitions of Phreadz and UDM, and (ii) each of Phreadz and UDM became our wholly owned subsidiary. More specifically, pursuant to and in connection with the Purchase Agreements:

•
in exchange for 100% of the issued and outstanding membership interests of Phreadz, we issued to the holders of the Phreadz membership interests an aggregate of 21,659,200 shares of our common stock; and

•	in exchange for 100% of the issued and outstanding membership interests of UDM, we issued to the holders of the UDM membership interests an aggregate of 21,659,200 shares of our common stock.

•	in addition, pursuant to the terms of the Purchase Agreements, 32,712,176 shares of our issued and outstanding common stock previously held by certain stockholders were cancelled..

As a result of the Company’s acquisitions of Phreadz and UDM, we experienced a change in control and ceased to be a “shell” company as defined in Rule 12b-2 promulgated under the Exchange Act.

The Business of Phreadz and UDM

Phreadz was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street #202, Flemington, New Jersey 08822.  On May 11, 2009, Phreadz entered into a Consulting Agreement with Jonathan Kossmann.  Mr. Kossmann is the engineer and the architect of the Phreadz social networking platform. Since its inception, Phreadz has not undertaken any material business activities.

UDM was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street, Flemington, New Jersey 08858.  On May 29, 2009, UDM consummated an asset purchase agreement with Jacques Krischer and UDM, Ltd. pursuant to which it acquired a music database and search tools.  Since its inception, UDM has not undertaken any material business activities.

The following business description refers to the business we propose to conduct through each of Phreadz and UDM taken as a whole.

Overview

The Company intends to provide Internet and mobile phone users multimedia social networking forums and  communication channels to broadcast to worldwide audiences.   The Company’s multimedia social platform, called Phreadz (pronounced freds), has similarities to both Facebook and Twitter.  However, this multimedia social platform was designed for users to move content between and among all major social networking sites and media and to create information and entertainment channels to publish multimedia entertainment and information to large audiences.

Phreadz will interact with all major multi-media platforms on the World Wide Web. Additionally, the Company believes that its entertainment database may be expanded to become one of the larger and more extensive databases of music that may be able to  provide a continually expanding multimedia music entertainment selection to its users.  The music database, which the Company calls Universal Database of Music or UDM is complemented by music entertainment channels on Phreadz and graphical music discovery applications for internet browsers—which, in the view of the Company, will also become native to smart phones.

The Company believes that it has two unique product lines – one centered on social media, the other on music.  Although these product lines are integrated, they also stand individually as distinct revenue categories and serve multiple markets.    Phreadz, rooted in consumer interactive entertainment, may be able to benefit from revenue derived from two sources:  advertisers who are willing to pay their host to reach consumers and consumers who are interested in subscribing to the Phreadz network.

The Phreadz Social Network

Phreadz is intended to be a social multimedia conversation network of videos, audio, photos and slide presentations posted and shared globally.

Phreadz supports the creation of posts and replies from video recorded through the web browser, multimedia uploads from desktop and mobiles and also posts shared from YouTube, Blip.tv, Flickr, Seesmic, DailyMotion, 12Seconds, Qik, Vimeo, Viddler, SlideShare, CollegeHumor, TEDTalks, BBC News, ABC News and others.

Phreadz is designed to make it easy to share posts and threads to anyone’s blogs, microblogs and social networks with integration to Wordpress, Blogger, LiveJournal, Tumblr, Drupal, Facebook, MySpace, Windows Live, Flickr, TwitPic, Twitter and the networks supported by ping.fm.

Our Phreadz network can also offer a type of multimedia “Twitter,” which allows users to post videos, images, texts, audios, and links (V.I.T.A.L.) to all major social network sites.  We anticipate that Phreadz may also be licensed as a Software as a Service (SaaS) white label product, as it enhances social media marketing. Additionally, Phreadz may be utilized as a publishing and distribution tool, creating a vehicle for conversation/dialogue via a social network that has the capacity for its users to share posts from a host of content providers and to cross-post information out to blogs, twitter, Facebook, MySpace, Windows live, and other social networking sites.

We will use what we believe to be a proprietary technology to connect viewers with channels, matching their interests and whims.  At launch, we expect Phreadz’s channels to include, among others, two music channels, that will be integrated with our UDM music databases.  We intend for Phreadz’s channels to allow for not only the publishing and distribution of multimedia to large audiences, but also for users to post their responses in multimedia form, as well. Our technology can be designed to be compatible with iPhone, Blackberry, and Android applications.

Our Phreadz service has been beta tested in the United Kingdom and we expect that this service will be rolled out across North America beginning before the end of May 2010.

The Universal Database and Music Search Tools

Our UDM database is a collection of 23 linked databases, including metadata, on over 500,000 titles (in more than 100 music related fields) and “baseline” data on millions of titles (comprising between 10 and 40 music related fields).  Within the repository are more than 100,000 artist entries.  The databases contain extensive coverage of works from all genres of music primarily in English, French and German, and includes coverage in other European languages as well.

UDM’s database has been developed to allow and encourage public input contributions and updates, similar to Wikipedia.  The Company expects that UDM’s database will eventually offer a comprehensive search of music over the internet, with users invited to search graphically by way of music attributes, lyrics, contributing artists, and music properties (unlike Google which provides for a text-only search).  It also may allow music fans to find similar music by matching a song’s attributes, mood, time period, or genre with others to discover new songs for downloading, sampling, or forwarding to a friend.  Through the database, users may locate performances.  The web site may also be used to license music for use in business web sites, television, films, or internet videos.

Item 1A.  Risk Factors.

An investment in our common stock involves various risks. You should carefully consider the risk factors set forth below in conjunction with the other information contained in this report before purchasing our common stock. If any of the risks discussed in this report actually occur, our business, operating results, prospects and/or financial condition could be adversely impacted.  This could cause the market price of our common stock to decline and could cause you to lose all or part of your investment.

Risks Related to our Business and Our Industry

We have no operating history on which to evaluate our potential for future success.

Phreadz and UDM were formed in April 2009 and have had no material operations to date.  Consequently, evaluating an investment in us and predicting our future results based upon our past performance is not possible, particularly with respect to our ability to develop our products and services, to generate and sustain a revenue base sufficient to cover operating expenses or to achieve profitability.  We face many of the risks and uncertainties encountered by early stage companies, and our future operating results may differ from what we expect due to many factors, including: (i) slower than expected growth, or a downturn in the “real-time” communications industry; (ii) the uncertain adoption by consumers of the services that we intend to provide; and (iii) potential competition from other service providers.

Based on our historical financials, there is uncertainty as to our ability to continue as a going concern.

In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.  Any such inability to continue as a going concern may result in our security holders losing their entire investment.  Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Notwithstanding the foregoing our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern. Also, changes  in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events may also affect our ability to continue as a going concern.

We anticipate incurring operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

We anticipate that the Company will incur operating losses and negative cash flows in the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for (i) our website and database expansions, (ii) infrastructure, (iii) sales and marketing, (iv) research and development, (v) personnel, and (vi) general business enhancements.  Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability.  In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

We will need additional capital to pursue our marketing strategies, conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

We will require significant additional capital resources from outside sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to execute on our marketing strategy, develop products and continue operations, and we intend to seek to raise such additional capital.  In addition, we anticipate needing additional capital for our anticipated need to hire additional employees, increase our marketing budget, lease additional office space and increase our research and development investment.  However, we do not know if such capital will be available to us on reasonably favorable terms, or at all.  If we are able to raise such additional capital, our existing stockholders will experience dilution.  If we fail to obtain additional capital as and when required, our business will not succeed.

Our business model depends on our ability to successfully develop and operate our networks and deploy new offerings and technology.

There can be no assurances that we will be able to successfully design or engineer our networks or that we will not experience problems with the reliability of our network if we are able to make it operational in the future.  Any reliability problems that adversely affect our ability to operate our networks would likely reduce revenues and restrict the growth of our business.  Our future success will also depend in part on other factors, including, but not limited to, our ability to:

•	Find secure hosting;

•	Enhance our offerings;

•	Address the needs of our prospective users;

•	Respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis; and

•	Develop, enhance and improve the responsiveness, functionality and features of our infrastructure services and networks.

If we are unable to integrate and capitalize on new technologies and standards effectively, our business could be adversely affected.

Our business model is new and unproven, and, therefore, we can provide no assurance that we will be successful in pursuing it.

Our UDM and Phreadz operations represent new and untested business models, for which there are no assurances that we will succeed in building a profitable business.  Our ability to generate advertising is highly dependent on market adoption of our services and products.  If we are unable to attract revenues, our operations and financial condition will be adversely affected.

The departure of the President of the Phreadz division could impact our ability to implement the Phreadz business plan.

Jonathan Kossman, the President of our Phreadz division, resigned his employment with the Company on August 4, 2010, which resignation was accepted by the Board of Directors.  Mr. Kossman was instrumental in developing the Phreadz network and the loss of his services may impact the Company’s ability to successfully roll-out the Phreadz network.  Additionally, Mr. Kossman has raised certain issues with respect to the ownership of certain of the Company’s assets.  While the Company does not believe this dispute with Mr. Kossman will materially impact the Company’s business, there can be no assurances that the disputes will be resolved in the Company’s favor.

The departure of our Chairman, Chief Executive Officer and the President of our UDM division and/or other key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us.

Our success largely depends on the skills, experience and efforts of our key personnel, including Georges Daou, Chairman, Christina Domecq, Chief Executive Officer, and Jacques Krischer, President of our UDM division.  The loss of these persons, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.  We have currently entered into employment agreements with each of Messrs. Daou and Krischer.  In particular, termination of Mr. Daou’s employment without cause will result in significant severance obligations to us.  In addition, we intend to enter into a written employment agreement with each of our other key executives that can be terminated at any time by us or the executives.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as engineers.  Inability to attract and retain such personnel could adversely affect the growth of our business.  We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel.

We will rely on third parties for software and hardware development, manufacturing content and technology services.

We expect to rely on third party developers to provide software and hardware.  If we experience problems with any of our third party technology or products, our customers’ satisfaction could be reduced, and our business could be adversely affected.  In addition, we expect to rely on third parties to provide content through strategic relationships and other arrangements.  If we experience difficulties in maintaining these relationships or developing new relationships on a timely basis and on terms favorable to us, our business and financial condition could be adversely affected.

Malfunctions of third party hosting services could adversely affect their business, which may impede our ability to attract and retain strategic partners and customers.

To the extent the number of users of networks utilizing our products suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions.  System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of our networks to users.  In addition, since users depend on real time communication, outages caused by increased traffic could result in delays and system failures.  These types of occurrences could cause users to perceive that our solution does not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

There has been increased competition in the “real-time” communications industry., As more companies seek to provide products and services similar to our proposed products and services, and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.

Competition for securing IM and VoIP services is intense.  We are aware of similar products and services that will compete directly with our proposed products and services, and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to our proposed products.  Many of our prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies.  Our future success depends on our ability to compete effectively with our competitors.  As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;

•	larger customer bases;

•	better name recognition; and

•	potentially more expansive product offerings.

These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position than we have, in part, through greater marketing opportunities.  Further, our competitors may be able to respond more quickly than us to new or emerging technologies and changes in user preferences and to devote greater resources than us to developing and operating networks of affinity websites.  These competitors may develop products or services that are comparable or superior.  If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Growth of internal operations and business may strain our financial resources.

We will be significantly expanding the scope of our operating and financial systems in order to build out our business.  Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of the financial and information management systems;

•	The need to manage relationships with licensees, resellers, distributors and strategic partners;

•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business; and

•	The need to train and manage our growing employee base.

The addition of new infrastructure services, networks, vertical categories and affinity websites, as well as the attention they demand, may also strain our management resources.  We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

If we do not successfully enhance existing products and services or fail to develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for Internet and IP-based communications services, our business may fail.

The market for communications services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions.  We are currently focused on securing “real-time” communications.  Our future success will depend, in part, on our ability to use new technologies effectively, to continue to develop our technical and marketing expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis.  We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards.  If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

Our services may have technological problems or may not be accepted by consumers.  To the extent we pursue commercial agreements, acquisitions and/or strategic alliances to facilitate new product or service activities, the agreements, acquisitions and/or alliances may not be successful.  If any of these events were to occur, they could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share.  Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete.  The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

•	Enhance our existing products and services;

•	Design, develop, launch and/or license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead time.  We may be unable to use new technologies effectively.  Updating our technology internally and licensing new technology from [strategic partners and other third parties may not occur, which could adversely affect our ability to develop and expand our business.]

If the market for our services does not develop as anticipated, our business would be adversely affected.

The success of our products and services depend on the growth of social network site (SNS) users, which in turn depends on wider public acceptance of our websites and offerings.  Potential new users may view our offerings as unattractive relative to other traditional services for a number of reasons, including better perceived offerings or pricings than we currently offer. Potential users may also view more familiar services as sufficient for their SNS and music search needs. There is no assurance that our offerings will ever achieve broad public acceptance.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other products that seek to secure “real-time” communication;

•	the perception by users of the effectiveness of our products;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

If our products do not gain market acceptance, we may not be able to fund future operations, including the development of new products and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

If we are not able to adequately protect our proprietary rights, our operations would be negatively impacted.

Our ability to compete partly depends on the superiority, uniqueness and value of our technology and intellectual property.  To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.  Despite these efforts, any of the following may reduce the value of our intellectual property:

•	Our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	Issued trademarks, copyrights, or patents may not provide us with any competitive advantages;

•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.

In addition, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate.  While we have numerous pending international patents, obtaining such patents will not necessarily protect our technology or prevent our international competitors from developing similar products or technologies.  Our inability to adequately protect our proprietary rights would have a negative impact on our operations.

If we are forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights, legal fees and court injunctions could adversely affect our financial condition or end our business.

Disputes regarding the ownership of technologies and intellectual property rights are common and likely to arise in the future.  We may be forced to litigate against other competitors to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be very costly and could distract our management from focusing on operating our business.  The existence and outcome of any such litigation could harm our business.  Additionally, any such costs we incur to defend or protect our intellectual property rights could greatly impact our financial condition.

Further, we can give no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business.  Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities.  In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products.

We could be subject to liability for hacking or spam on our networks.

The nature and breadth of the content on our networks could result in liability in various areas, including claims relating to:

•	Defamation, libel, negligence, personal injury and other legal theories based on the nature and content of the material appearing on our networks;

•	Copyright or trademark infringement or other wrongful acts due to the actions of third parties; and

•	Identity theft, misuse of personal data or information.

Any such claims could likely result in the Company incurring substantial costs and would be a drain on our financial and other resources.  In addition, such claims could disrupt our relationships with licensees, resellers, strategic partners and other third parties.  This would negatively affect our user base and could reduce our revenues as a result.

The laws governing online secure communications are largely unsettled, and if we are or become subject to various government regulations, costs associated with those regulations may materially adversely affect our business.

The current regulatory environment for our services remains unclear.  We can give no assurance that we will be in or have been in compliance with local, state and/or federal laws or other laws.  Further, we can give no assurance that we will not unintentionally violate such laws or that such laws will not be modified, or that new laws will be enacted in the future which would cause us to be in violation of such laws.

It is possible that Congress and some state legislatures may seek to impose increased fees, regulations and administrative burdens on the services that we provide. Added consumer protection requirements and other obligations could be imposed. Such regulations could result in substantial costs depending on the technical changes required to accommodate the requirements, and any increased costs could erode our pricing advantage over competing forms of communication and may adversely affect our business.

In addition to regulations addressing our services, other regulatory issues relating to the Internet in general could affect our ability to provide services.  Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction.  In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally.

Telephone carriers have petitioned governmental agencies to enforce regulatory tariffs, which, if granted, would increase the cost of online communications, and such increase in cost may impede the growth of secure online communication and adversely affect our business.

The growing popularity and use of online secure communications has burdened the existing telecommunications infrastructures, and many high traffic areas have begun to experience interruptions in service.  As a result, certain local telephone carriers have petitioned governmental agencies to enforce regulatory tariffs on IP telephony traffic that crosses over the traditional time division multiplexing (TDM) telephony networks.  If any of these petitions or the relief that they seek is granted, the costs of communicating online could increase substantially, potentially adversely affecting the growth in the use of online networks and communications. Any of these developments could have an adverse effect on our business.

If there are large numbers of business failures and mergers in the communications industry, our ability to manage costs or increase our subscriber base may be adversely affected.

The intensity of competition in the communications industry has resulted in significant declines in pricing for communications services. The intensity of competition and its impact on communications pricing have caused some communications companies to experience financial difficulty. Our prospects for maintaining or further improving communications costs could be negatively affected if one or more key communications providers were to experience serious enough difficulties to impact service availability, if communications companies merge reducing the number of companies from which we purchase wholesale services, or if communications bankruptcies and mergers reduce the level of competition among database, SNS and other service providers.

If we expand into international markets, our inexperience outside the United States would increase the risk that our international expansion efforts will not be successful, which would in turn limit our prospects for growth.

We may explore expanding our business to other countries.  Expansion into international markets requires significant management attention and financial resources.  In addition, we may face the following risks associated with any expansion outside the United States:

•	challenges caused by distance, language and cultural differences;

•	legal, legislative and regulatory restrictions;

•	currency exchange rate fluctuations;

•	economic instability;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	potentially adverse tax consequences; and

•	higher costs associated with doing business internationally.

These risks could harm our international expansion efforts, which could in turn harm our business prospects.

We are subject to management risks.

New ventures have substantial inherent risks including, but not limited to, development, marketing, sales, distribution, human factors and the coordination of any and all of these activities.  Notwithstanding our due diligence and any pre-planning, our products and services may encounter unexpected problems in connection with any of these activities that could not be foreseen or accurately predicted and which could have a material adverse effect on our business, financial condition and results of operations.

We do not have any independent directors and we have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interests and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of three individuals, two of whom are also our executive officers and the third of whom is an officer of one of our significant stockholders. Our executive officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors as we presently do not have any independent directors. If we expand our Board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our Board of Directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

 We have agreed to indemnify our directors and officers

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation, our bylaws and the Nevada Revised Statutes provide, however, that our officers and directors will have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they:

•	violated their duty of loyalty,
•	did not act in good faith,
•	engaged in intentional misconduct or knowingly violated the law,
•	approved an improper dividend or stock repurchase, or
•	derived an improper benefit from the transaction.

Our articles of incorporation, our bylaws and the Nevada Revised Statutes also provide for the indemnification by us of our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. We have also entered into indemnity agreements with our officers and directors.  These indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

We have and will continue to incur increased costs as a result of being a public company, compared to the Company’s historical operations as a private company.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that UDM and Phreadz did not incur as private companies.  We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  Additionally, with the Acquisitions and the termination of our status as a shell company, we will incur additional costs associated with our public company reporting requirements.

Risks Related to our Stock

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility.

Our common stock is traded on the OTC Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on a national stock exchange such as The Nasdaq Stock Market or the NYSE Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	quarterly variations in our operating results;

•	large purchases or sales of our common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

“Penny stock” regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions (including the issuer of the securities having net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). As a result, our common stock could be subject to these rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market.  The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.”  Consequently, although the “penny stock” rules do not currently apply to our securities, if these rules do become applicable in the future, this may restrict the ability of broker-dealers to sell our securities.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately [37.51%] of the outstanding shares of our common stock. In addition, under the terms of Mr. Daou’s employment agreement and Ms Domecq’s employment agreement with us, they are entitled to receive equity in the Company as part of their compensation thereunder.  As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

 Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price.

The trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price, if any. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce or dilute the percentage ownership of our existing stockholders.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

We have no current intention of declaring or paying any cash dividends on our common stock.

We do not plan to declare or pay any cash dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at 63 Main Street, Flemington, New Jersey 08858. This office space is provided by Groupmark Financial Services Ltd., with no cost to the Company. This arrangement began on April 1, 2009. The telephone number at this address is (908) 968-0838.  It is intended that the Company will be headquartered in San Francisco, California.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 4.  [Removed and Reserved.]

Not applicable.

PART II

Item 5.  Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. On June 18, 2010 we changed our Company name to Phreadz, Inc. and on July 6, 2010 our symbol changed from “AWDM” to “PHDZ”. All share prices have been adjusted to provide for the 7-1 forward stock split effected on September 28, 2009. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market–based valuation of its stock. The following table sets forth, for the periods indicated, the high and low bid prices of a share of our common stock for the last two fiscal years.

	HIGH BID	LOW BID
2010
Quarter Ended August 2009	$0.179	$0.146
Quarter Ended November 30, 2009	$0.146	$0.021
Quarter Ended February 28, 2010	$0.146	$0.146
Quarter Ended May 31, 2010	$1.000	$0.146
2009
Quarter Ended August 31, 2008	$0.036	$0.036
Quarter Ended November 30, 2008	$0.146	$0.036
Quarter Ended February 28, 2009	$0.429	$0.286
Quarter Ended May 31, 2009	$0.286	$0.179

The above quotations are taken from information provided by OTCMarkets.com and may not represent actual transactions.

Holders of Common Equity

At August 9, 2010, the Company had 57 shareholders of record, and an unknown number of additional holders whose stock is held in "street form".  The transfer agent of our common stock is Island Stock Transfer.

The acquisition of Phreadz and UDM by the Company on April 27, 2010 was accounted for as a recapitalization by the Company. The recapitalization was the merger of two private LLCs into a non-operating public shell corporation (the Company) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. The transactions is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre-acquisition consolidated financial statements of Phreadz and UDM are treated as the historical financial statements of the consolidated Company. Therefore, the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of Phreadz and UDM in earlier periods due to the recapitalization.

On April 3, 2009, 1,920,000 shares were issued for cash.

On May 28, 2009, 12,480,000 shares were issued for cash.

On August 25, 2009, 23,136,000 shares were issued for cash.

On March 10, 2010, 5,782,400 shares were issued for cash.

On April 27, 2010, 42,700,000 shares were issued and 32,712,176 shares were cancelled upon the recapitalization due to the reverse merger.

On May 20, 2010, 1,933,333 shares were issued at $0.15 per share, for an aggregate cash amount of $290,000

On April 27, 2010, we completed the acquisitions under the Purchase Agreements entered into with both Phreadz and UDM. As a condition of closing, 32,712,176 shares of our issued and outstanding common stock previously held by certain stockholders were cancelled pursuant to the terms of the Purchase Agreements. We issued 21,659,200 shares of our common stock in exchange for 100% of the membership units of Phreadz and 21,659,200 shares of our common stock in exchange for 100% of the membership units of UDM, at which time Phreadz and UDM became our wholly owned subsidiaries.

On May 20, 2010, we entered into a Unit Purchase Agreement with a single accredited investor (the “May 20th Purchaser”) pursuant to which the May 20th Purchaser purchased 10.74074 Units (each, a “Unit”) at a purchase price of $27,000 per Unit, for an aggregate purchase price of $290,000.  Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant  (the “Series A Warrants”) to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant (the “Series B Warrants”) to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, the May 20th Purchaser received 1,933,333 shares of common stock (the “Shares”); a Series A Warrant to purchase 966,666 shares of common stock and a Series B Warrant to purchase 966,666 shares of common stock.

On May 31, 2010, we entered into Unit Purchase Agreements with nine (9) accredited investors (the “May 31st Purchasers) pursuant to which the May 31st Purchasers purchased 33.0425 Units at a purchase price of $27,000 per Unit, for an aggregate purchase price of $892,147.34.  The purchase price for the Units was paid via assignment of certain outstanding promissory notes originally issued by our subsidiaries UDM and Phreadz.  In addition, one May 31st Purchaser also received the “right” with its note to receive the equivalent amount of the face amount of such note in Units with the consideration of such May 31st Purchaser’s original note. Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, in total, the May 31st Purchasers received 6,514,310 shares of common stock; Series A Warrants to purchase 3,257,154 shares of common stock; and Series B Warrants to purchase 3,257,154 shares of common stock.

In April 2007 the Company entered into an Exchange Agreement (“Exchange Agreement”) with Professional Capital Partners, Ltd. ("PCP"),  pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company's common stock (the “Original Shares”) for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company's common stock; (ii) a Series A warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share.

On June 22, 2010 PCP exercised this Exchange Agreement and exchanged its Original Shares for 37 Units. As  a result, PCP received 6,660,000 shares of common stock; a Series A Warrant to purchase 3,330,000 shares of common stock; and a Series B Warrant to purchase 3,330,000 shares of common stock.

A financing expense of $1,000,632 was recorded at May 31, 2010 as a stock issuance liability with the exercise of the Exchange Agreement on June 22, 2010 because this cost became known prior to the report date of this disclosure. The financing cost was determined using the last trade of $0.75 as reported on OTCBB.com on June 11, 2010, prior to the June 22, 2010 exercise date, on the additional 1,334,176 shares of common stock issued to PCP pursuant to the Exchange Agreement

Dividends

The Company has never paid a cash dividend on its common stock nor does it anticipate paying cash dividends on its common stock in the near future. It is the present policy of the Company not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the common stock in the future will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

Warrants

The fair value of the 4,223,820 Series A Warrants, with an exercise price of $0.30 per share, issued in connection with the Unit Purchase Agreements described herein during the period April 3, 2009 (Inception) to May 31, 2010 was estimated using the Black-Scholes option pricing model and based on the following assumptions:

Series A Warrants	2010
Risk-free interest rate (based on US Treasury Note Yield (2 year)	1.00%
Dividend yield	0.00%
Expected stock price volatility (Cumulative)	275.06%
Weighted average expected warrants life	9 years

The Company analyzed the beneficial nature of the conversion terms and determined that no material beneficial conversion feature exists.

The fair value of the 4,223,820 Series B Warrants, with an exercise price of $0.60 per share, issued in connection with the Unit Purchase Agreements described herein during the period April 3, 2009 (Inception) to May 31, 2010 was estimated using the Black-Scholes option pricing model and based upon the following assumptions:

Series B Warrants	2010
Risk-free interest rate (based on US Treasury Note Yield (2 year)	1.00%
Dividend yield	0.00%
Expected stock price volatility (Cumulative)	275.06%
Weighted average expected warrants life	9 years

The Company analyzed the beneficial nature of the conversion terms and determined that no material beneficial conversion feature exists.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 31, 2010, the Company had no equity securities authorized for issuance under any compensation plans (including individual compensation arrangements).

Section 15(g) of the Securities Exchange Act of 1934

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

Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect a stockholder’s ability to resell his, her or its shares.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, with the Risk Factors section under Part I, Item 1A of this Annual Report on Form 10-K, and the Special Note regarding forward-looking statements included elsewhere in this Annual Report on Form 10-K.

Company Overview

We are a development stage company, with Phreadz (pronounced “freds”) developed to be a multi media social network similar to Facebook and Twitter but supporting additional functionality.  Phreadz will represent the next generation of online community, as its architecture allows members to post videos, images, texts, audio, and links (aka VITAL) to the Phreadz network, as well as to numerous additional online social communities – all distributed seamlessly with the click of a button.  Phreadz may also be defined as an interactive entertainment platform that enables members, who create and discover content, the ability to “manage,” “monitor,” and “monetize” their content through specific Phreadz channels.  Examples of these channels include, movies, technology, golf, news, music, sports, art, wine, and cooking.  These vertical channels, produced within Phreadz, will allow users to not only follow their friends, but to also follow their personal interests. These interests are divided into and contained within the Phreadz universe.

A unique feature of the Phreadz network is the channel, which will be licensed to a member at a monthly fee.  The license permits the member (“Licensee”) to publish and distribute targeted multimedia content to a large audience, along with the capacity for viewers to post responses in any format, thereby creating a “truly threaded” history of responses.  This capability will allow members to monitor replies and view who is responding to whom.   The mechanics of posting is simple, one can enter a posting either locally via a web cam or by utilizing a set of APIs (Application Programming Interfaces) to access third-party websites to “pull-in” content from outside sources.  These tasks may all be accomplished without leaving the Phreadz network.   Further, the Phreadz platform can use these APIs to help its members connect and share information within their Phreadz community on and off the Phreadz network.  This capability will, thereby, increase engagement for their channel (“manage”).  Consequently, the channel options within Phreadz foster the growth of professional content within the specific channels, and brings economic purpose to social networking.

This increased engagement is also referred to as “driving traffic.”  In essence, the more traffic driven to a channel, the greater the opportunity for the channel manager to generate revenue with his/her content (“monetize”).  There are four ways in which a channel may produce revenue for its Licensee:  (a) advertising, (b) the sale of premium content, (c) product sales, and (d) the donate feature (a discretionary interaction feature that allows the viewer to pledge money in small increments to the channel provider, based upon his/her enjoyment of the content).  It is intended that there be a symbiotic relationship between Phreadz and the channel: The more revenue generated by the channel, the greater the benefit to Phreadz.

Phreadz also has an extensive music channel forthcoming.  Through its acquisition of UDM, Phreadz has obtained a collection of metadata on 22 million titles.  This collection will become Phreadz’s online music discovery engine.  Like Wikipedia, Phreadz is developing the database for public input contributions and updates.  Phreadz’s music channel will offer a comprehensive search of music, with users invited to search graphically by way of music attributes, lyrics, contributing artists, and music properties (unlike google which provides for a text-only search).  The Phreadz database of tools also allows music fans to find similar music by matching a song’s attributes, mood, time period, or genre with others to discover new songs for downloading, sampling, or forwarding to a friend.  Through the Phreadz music channel users may follow bands or performers, interact with them via the Phreadz platform, discover new music, follow tours, and much more.  For performers, the Phreadz music channel offers a unique opportunity for interaction with their fan base.  For example, performers may offer fans a behind-the-scenes look at the band or advertise tours and new music — The possibilities are limitless.  Additionally, the Phreadz music channel will offer users avenues for purchasing new music.

Unlike many of the social media networks that lack a discernible revenue model, the channel concept within Phreadz is designed as a multifaceted approach to revenue.  In addition to the monthly licensing fee Phreadz receives for each channel, it will also share in a percentage of the total revenue generated on each channel.   Further, Phreadz will derive revenue from three additional sources: (a) advertising within the general social networking platform; (b) commissions generated on the sale of music; and (c) subscriptions to the music channel.

Corporate Events

On June 15, 2010 we entered into an employment agreement with Ms. Christina Domecq to serve as our Chief Executive Officer (“CEO”).  In 2003, Ms. Domecq co-founded SpinVox Limited, a technology company specializing in voice to text conversion, where she was served as Chief Executive Officer until its sale to Nuance Communications in December 2009.  Ms. Domecq has a Masters from Nôtre Dame University as well as a B.A. in Systematic Theology and a B.Sc. in Economics from Boston College.  Ms. Domecq has won a number of awards for her entrepreneurship, including ‘The Young Entrepreneur of the Year' and the ‘Science and Technology Entrepreneur of the Year’ from Ernst & Young.

On August 4, 2010, Jonathan Kossmann submitted his resignation.

Results of Operations

The Company is in the development stage and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of the Company’s technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations; dependence on key personnel; and dependence on corporate partners and collaborators.  To achieve successful operations, the Company will require additional capital to continue research and development and marketing efforts.  No assurance can be given as to the timing or ultimate success of obtaining future funding.

The processes of developing new approaches to music database management, access, search for UDM and the novel SNS of Phreadz are inherently highly complex, time-consuming, expensive and uncertain.  The Company must make long-term investments and commit significant resources before knowing whether its development programs will result in products that will achieve market acceptance.  Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons.  Product candidates may be found ineffective or may take longer to progress through the beta trials than had been anticipated, may not be able to achieve the pre-defined endpoint due to changes in the environment, may fail to receive necessary approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.  For these reasons,  the Company is unable to predict the period in which material net cash inflows from its products and services will commence.

The consolidated Company has generated no revenue from operations and incurred total operating expenses for the period from April 3, 2009 (dates of inception for UDM USA, LLC and Phreadz USA, LLC) to May 31, 2010 and June 1, 2009 to May 31, 2010 of  $2,645,140 and $2,479,369 respectively and incurred interest expenses of $216,852 and $195,720 respectively. The total net losses for the period from April 3, 2009 (dates of inception for UDM USA, LLC and Phreadz USA, LLC) to May 31, 2010 and June 1, 2009 to May 31, 2010 of $13,177,646 and $12,990,743 respectively. This is primarily the non cash items of a $5,000,000 impairment of the UDM music database to fully impair the original attributed value, a $5,537,163 loss on settlement of debt and the deemed stock issuance liability of $1,000,632. As the Company has been in the development/organization stage there has been no sales and marketing expenses.

Liquidity and Capital Resources

As of May 31, 2010, we had a working capital deficit of ($1,413,594) compared to working capital of $83,110 as of May 31, 2009. This decrease is primarily a result of an increase in accounts payable consisting of legal fees and of accrued management fees, a stock issuance liability of $1,000,632, and the origination of short term note payables that were used to fund initial working capital requirements.

Operating Activities

Net cash used in operating activities for the period from April 3, 2009 (dates of inception for UDM USA, LLC.,  and Phreadz USA, LLC., respectively) to May 31, 2010 and from June 1, 2009 to May 31, 2010 was approximately $1,234,122 and $1,053,460, respectively.  The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan and undertakes additional product development and the enforcing of IP claims.

Financing Activities

Net cash provided by financing activities for the period from April 3, 2009 (dates of inception for UDM and Phreadz) to May 31, 2010 and from June 1, 2009 to May 31, 2010 was approximately $1,393,147 and $1,143,135 respectively, which consisted of net proceeds received from the issuance of notes payable and debt forgiven.

Research and Development Expenses

Future Research and development costs will include expenses paid to outside development consultants and compensation related expenses for our engineering staff.  Research and development costs are expensed as incurred.

General and Administrative Expenses

Consulting fees as a component of operating expenses from April 3, 2009 (date of inception for UDM and Phreadz) to May 31, 2010 and for June 1, 2009 to May 31, 2010 was $1,090,674, or 42% of operating expenses and $939,624, or 38% of operating expenses, respectively.  We expect general and administrative expenses to further increase significantly as we hire additional personnel, assumes the costs for full time senior personnel, and as outside counsel and accounting fees increase due to the significantly higher costs associated with becoming a public company and the associated expenses for reporting and other securities law compliance activities.

Impact of Inflation

[Inflation has not had a significant effect on the Company’s operations during the periods from April 3, 2009 (date of inception for UDM and Phreadz) to May 31, 2010 and from June 1, 2009 to May 31, 2010, respectively.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.]

From inception, we have financed operations through notes payable.  We expect to finance future cash needs primarily through proceeds from equity financings, loans, and/or collaborative agreements with corporate partners.  We have used net proceeds from the issuance of notes payable for general corporate purposes, which has been funding working capital needs.

We anticipate that our existing cash and cash equivalents will not be sufficient to fund operations. The Company intends to immediately seek additional financing to fund the Company’s continued operations.  There can be no assurance that the Company will be successful in raising this additional financing on acceptable terms, if at all.

To obtain additional capital when needed, the Company will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements; however, there can be no assurance that funding will be available on favorable terms, if at all.  The Company cannot assure you that it will successfully commercialize its products under development or that its products, if successfully developed, will generate revenues sufficient to enable it to earn a profit.  If the Company is unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of development efforts that may appear to be promising to  the Company, the sale of certain assets, possibly including  the Company’s IP property, and the reduction in overall operating activities.

The auditors’ report on the Company's May 31, 2010 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Material Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon Phreadz, Inc.’s  financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is a development-stage entity and has disclosed inception-to-date information within these financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) has become the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 (Codification reference ASC 855), “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its periodic report with the SEC as the date through which subsequent events have been evaluated, which is the same date as the date the financial statements are issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (Codification reference ASC 820), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy (i.e., Levels 1, 2 and 3) to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (Codification reference ASC 820), “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 for financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009, which did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Determination of Fair Value

At May 31, 2010, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Valuation Hierarchy

SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1.     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

Level 2.     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3.     Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

In April 2009, the FASB issued updated guidance relating to intangible asset valuation, which is included in the Codification in ASC 350-30-55, General Intangibles Other Than Goodwill – Implementation (“ASC 350-30-55”). ASC 350-30-55 amends ASC 350-30, Intangibles – Goodwill and Other, to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-55 is effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment to ASC 350-30 effective January 1, 2009, and such amendment did not have a material effect on the Company’s results of operations, financial position or liquidity.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide information required under this Item.

Item 8.  Financial Statements.

The financial statements of the Company and related schedules described under “Item 15. Financial Statements and Financial Statement Schedules” are included following this page.

PHREADZ,  INC.
(Formerly Atwood Minerals and Mining Corp.)

Audited Financial Statements
(Expressed in U.S. Dollars)

May 31, 2010

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Phreadz, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Phreadz, Inc. & Subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2010, and for the period from April 3, 2009 (inception) to May 31, 2009, and for the period from April 3, 2009 (inception) to May 31, 2010. Phreadz, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phreadz, Inc. & Subsidiaries as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended May 31, 2010, and for the period from April 3, 2009 (inception) to May 31, 2009, and the period from April 3, 2009 (inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines

August 31, 2010

PHREADZ, INC.
(A Development Stage Company)
Consolidated Balance Sheets
May 31, 2010 and 2009
(Expressed in U.S. Dollars)
	2010	2009
ASSETS
Current
Cash and cash equivalents	$159,025	$69,350
Prepaid	25,000	15,000
Total current assets	184,025	84,350

Intangible (database)	-	5,000,000

Total assets	$184,025	$5,084,350

LIABILITIES
Current
Accounts payable	$336,448	$108
Accrued liabilities	2,829	-
Interest payable	14,664	1,132
Member holder loan	2,046	-
Notes payable	241,000	-
Stock issuance liability	1,000,632	-
Total current liabilities	1,597,619	1,240

Long term loan payable	-	270,000

Total Liabilities	$1,597,619	$271,240

STOCKHOLDERS' (DEFICIENCY) EQUITY
Share capital
Authorized:
525,000,000 shares of common stock par value $0.001
Issued, allotted and outstanding:
61,753,867 and 14,400,000 shares as of May 31, 2010 and 2009, respectively	61,754	14,400
Subscription receivable		(90)
Additional paid-in capital	11,702,297	4,985,702
Deficit accumulated during development stage	(13,177,645)	(186,902)
Total stockholders' (deficiency) equity	(1,413,594)	4,813,110
Total liabilities and stockholders' (deficiency) equity	$184,025	$5,084,350
The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to May 31, 2010	Page 1 of 1
(Expressed in U.S. Dollars)
						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders'
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)

Shares issued for property April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$-	$4,999,922

Shares issued for cash May 28, 2010	12,480,000	$12,480	$(12,390)			$90

Net Loss April 3, 2009 (Inception) to May 31, 2010					$(186,902)	$(186,902)

Balance, May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110

Subscription receivable				$90		$90

Shares issued for cash August 25, 2009	23,136,000	$23,136	$(22,991)			$145

Shares issued for cash March 10, 2010	5,782,400	$5,782	$(5,746)			$36

Recapitalization due to reverse merger	42,700,000	$42,700	$(83,243)			$(40,543)

Shares cancelled due to reverse merger	(32,712,176)	$(32,712)	$32,712			$-

Issuance of common stock @ $0.15 May 20, 2010	1,9333,333	$1,933	$288,067			$290,000

Issuance of common stock in settlement
of notes payable May 31, 2010	6,514,310	$6,515	$6,507,796			$6,514,311

Net loss for the year ending May 31, 2010					$(12,990,743)	$(12,990,743)
Balance, May 31, 2010	61,753,867	$61,754	$11,702,297	$-	$(13,177,645)	$(1,413,594)

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the year ended May31, 2010 and 2009 the period from April 3, 2009 (inception) to May 31 2009, and
For the period April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

	From Inception Date of April 3, 2009 to May 31, 2010	For the Year Ended May 31 2010	For the period from April 3, 2009 (inception) to May 31 2009

Revenue	$-	$-	$-

Accounting	53,639	53,583	56
Consulting	1,090,674	939,624	151,050
Corporate finance fees	15,000	15,000	-
Financing expense	1,000,632	1,000,632	-
G&A	40,118	39,447	671
Legal	321,985	321,985	-
Travel	123,092	109,098	13,993
Operating loss	(2,645,140)	(2,479,369)	(165,770)
Other expense

Impairment of IP music database	(5,000,000)	(5,000,000)	-
Interest expense (related party)	(216,852)	(195,720)	(21,132)
Gain on forgiveness of debt	221,509	221,509	-
Loss on settlement of debt	(5,537,163)	(5,537,163)	-
Net loss for the year	$(13,177,646)	$(12,990,743)	(186,902)
Loss per share – basic and diluted

Net loss		$(0.38)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted		34,269,637	2,565,517
The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the year ended May 31, 2010, the period from April 3, 2009 (inception) to May 31, 2009 , and the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

	From Inception Date of April 3, 2009 to May 31, 2010	For the Year Ended May 31, 2010	For the period from April 3, 2009 (inception) to May 31 2009
Cash flows from (used in) operating activities
Net loss for the year	$(13,177,646)	$(12,990,743)	$(186,902)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
- Impairment of IP music database	5,000,000	5,000,000	-
- Loss on acquisition of Atwood	(44,361)	(44,361)	-
- Loss on settlement of debt	5,537,163	5,537,163	-
Changes in operating assets and liabilities:
- (Increase) Decrease in Accrued liabilities	2,829	2,829	-
- (Increase) Decrease in Accounts payable	336,449	336,342	108
- (Increase) Decrease in Capitalized Interest	121,147	101,147	20,000
- (Increase) Decrease in Interest payable	14,665	13,533	1,132
- (Increase) Decrease in Prepaids	(25,000)	(10,000)	(15,000)
- (Increase) Decrease in Stock issuance liability	1,000,632	1,000,632	-
Net cash provided by operating activities	(1,234,122)	(1,053,460)	(180,662)
Cash flows from (used in) investing activities
Purchase of Capital Assets	-	-	-

Net cash (used) provided by investing activities	-	-	-
Cash flows from (used in) financing activities		-
Proceeds from note(s) payable (net)	1,101,000	851,000	250,000
Proceeds from Shareholder loan	2,045	2,045	-
Shares issued for cash	290,102	290,090	12
Net cash (used) provided by financing activities	1,393,147	1,143,135	250,012
Increase in cash and cash equivalents	159,025	89,675	69,350
Effect of exchange rate on cash	-	-	-
Cash and cash equivalents, beginning of year	-	69,350	-
Cash and cash equivalents , end of year	$159,025	$159,025	$69,350
Cash and cash equivalents represented by:
Cash	$159,025	$159,025	$69,350

The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 1.	Organization and Summary of Significant Accounting Policies

On April 27, 2010 pursuant to share purchase agreements (the “Purchase Agreements”), Phreadz, Inc. completed the acquisitions of Phreadz USA, LLC (“Phreadz”) and UDM USA, LLC (“UDM”).The acquisitions were accounted for as a recapitalization effected by a reverse merger, wherein Phreadz and UDM were considered the acquirer for accounting and financial reporting purposes.  The pre-merger assets and liabilities of the acquired entities have been brought forward at their book value and no goodwill has been recognized.  The consolidated accumulated deficit of Phreadz and UDM has been brought forward, and common stock and additional paid-in-capital of the combined Company have been retroactively restated to give effect to the exchange rates as set forth in the Purchase Agreements.

As set forth above, on April 27, 2010 (the “Closing Date”) and pursuant to the terms and conditions of the Purchase Agreements, we: (i) consummated the acquisitions of Phreadz and UDM, and (ii) each of Phreadz and UDM became our wholly owned subsidiary. More specifically, pursuant to and in connection with the Purchase Agreements:

•
in exchange for 100% of the issued and outstanding membership interests of Phreadz, we issued to the holders of the Phreadz membership interests an aggregate of 21,659,200 shares of our common stock; and

•	in exchange for 100% of the issued and outstanding membership interests of UDM, we issued to the holders of the UDM membership interests an aggregate of 21,659,200 shares of our common stock.

•	in addition, pursuant to the terms of the Purchase Agreements, 32,712,176 shares of our issued and outstanding common stock previously held by certain stockholders were cancelled..

As a result of the acquisitions of Phreadz and UDM, we experienced a change in control and ceased to be a “shell” company as defined in Rule 12b-2 promulgated under the Exchange Act.

Phreadz was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street #202, Flemington, New Jersey 08822.  Phreadz has not undertaken any material business activities.

UDM was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street, Flemington, New Jersey 08858.  On May 29, 2009, UDM consummated an asset purchase agreement with Jacques Krischer and UDM, Ltd., pursuant to which it acquired a music database and search tools.  Since its inception, UDM has not undertaken any material business activities.

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($13,153,745), operating activities have used cash of ($1,234,122), and the Company has a stockholders’ deficit of ($1,389,694) as of May 31, 2010.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively involved in discussions and negotiations with investors. Management does not believe the Company has sufficient working capital to operate beyond May 31, 2010 without additional funding.  Assuming we raise the necessary capital through the sale of equity or equity equivalents, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 1.	Organization and Summary of Significant Accounting Policies (continued)

There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Phreadz and UDM. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2.	Significant Accounting Policies

(a)	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  Actual results may differ from those estimates.

(b)	Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

(c)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

(d)	Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 2.	Significant Accounting Policies (continued)

(e)	Net Loss per Share

Net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted loss per share is determined in the same manner as basic loss per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method. Since the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of diluted loss per share since the effect of including them is anti-dilutive.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 (Codification reference ASC 820), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy (i.e., Levels 1, 2 and 3) to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (Codification reference ASC 820), “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 for financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009, which did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP 157-3 (Codification reference ASC 820), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Determination of Fair Value

At May 31, 2010, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

Valuation Hierarchy

SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1.     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

Level 2.     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3.     Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

In April 2009, the FASB issued updated guidance relating to intangible asset valuation, which is included in the Codification in ASC 350-30-55, General Intangibles Other Than Goodwill – Implementation (“ASC 350-30-55”). ASC 350-30-55 amends ASC 350-30, Intangibles – Goodwill and Other, to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30-55 is effective for fiscal years beginning after December 31, 2008. The Company adopted the amendment to ASC 350-30 effective January 1, 2009, and such amendment did not have a material effect on the Company’s results of operations, financial position or liquidity.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

Note 3.	Intangible

The Company has valuation reports from Cethial Bossche Content Network (Montreal, Canada) dated January 22, 2007 and Copiliot Partners (France) dated January 19, 2007.  The two firms have placed a valuation of between €9.5 and €17 million Euros and €12 million Euros, respectively, on the assets described as UDM music databases and related tools.  Based on the above and other comparables, a pro forma five year cash flow analysis, the Company determined that a fair deemed value of $5,000,000 was appropriate with that deemed value attributable to the music database at April 3, 2009 (Inception).  As the Company did not obtain a third party valuation report at the end of the fiscal period ended February 28, 2010, we fully impaired the $5,000,000 carrying value of this intellectual property as at that date.

Note 4.	Income Taxes

As of May 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,177,646 that may be offset against future taxable income through 2030.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Note 5.	Notes Payable and Related Party Transactions

A member of the Company loaned $250,000 to the Company pursuant to a Note(s) Payable Agreement dated May 15, 2009. The loan included a $20,000 interest bonus and accrued simple interest at a rate of 8% per annum. The note was to mature on April 30, 2012 and become due and payable at that time, including accrued interest and the interest bonus. The $250,000 was received in two parts on May 5, 2009 and May 18, 2009. Interest accrued at the rate of 8% annually and was $22,140.43 for the period April 3, 2009 (inception) to May 31, 2010. The note was assigned by the holder on May 31, 2010 and settled with 1,947,601 shares of our common stock and 973,801 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 973,801 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $200,000 to the Company pursuant to a Note(s) Payable Agreement dated August 10, 2009. The loan terms include a $16,000 interest bonus and accrues simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2010. Interest accrued at the rate of 8% annually and was $13,776.64 for the period April 3, 2009 (inception) to May 31, 2010. As of May 31, 2010, this Note(s) Payable was in default and as of August 3, 2010, $190,000 of the outstanding amount has been repaid.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 5.	Notes Payable and Related Party Transaction (continued)

A member of the Company loaned $150,000 to the Company pursuant to a Note(s) Payable Agreement dated August 20, 2009. The loan included a $12,000 interest bonus and accrued simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2010 and then to May 31, 2010. Interest accrued at the rate of 8% annually and was $9,799.90 for the period from April 3, 2009 (inception) to May 31, 2010. The notes were assigned by the holder on May 31, 2010 and settled with 1,145,332 shares of our common stock,  572,666 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 572,666 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $25,000 to the Company pursuant to a Note(s) Payable Agreement dated September 29, 2009. The loan included a $2,000 interest bonus and accrued simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2009 and then to May 31, 2010. Interest accrued at the rate of 8% annually and was $1,355.18 for the period from April 3, 2009 (inception) to May 31, 2010.  The notes were assigned by the holder on May 31, 2010 and settled with 189,034 shares of our common shares and 94,516 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 94,516 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $100,000 to the Company pursuant to a Note(s) Payable Agreement dated September 29, 2009. The loan included a $8,000 interest bonus and accrued simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2009 and then to May 31, 2010. Interest accrued at the rate of 8% annually was $5,610.10 for the period from April 3, 2009 (inception) to May 31, 2010. The note was assigned by the holder on May 31, 2010 and settled with 757,400 shares of our common stock, 378,700 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 378,700 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $50,000 USD to the Company pursuant to a Note(s) Payable Agreement dated November 15, 2009. The loan included a $4,000 interest bonus and accrued simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2009 and then to May 31, 2010. Interest accrued at the rate of 8% annually and was $2,236.92 for the period from April 3, 2009 (inception) to May 31, 2010. The note was assigned by the holder on May 31, 2010 and settled with 374,912 shares of our common stock, 187,456 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 187,456 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $100,000 to the Company pursuant to a Note(s) Payable Agreement dated December 11, 2009. The loan included a $8,000 interest bonus and accrued simple interest at a rate of 8% per annum. The note matured on January 31, 2010 and by agreement was extended to March 31, 2009 and then to May 31, 2010. Interest accrued at the rate of 8% annually and was $3,929.44 for the period from April 3, 2009 (inception) to May 31, 2010.  The note was assigned by the holder on May 31, 2010 and settled with 746,196 shares of our common stock, 373,098 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 373,098 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $100,000 to the Company pursuant to a Note(s) Payable Agreement dated March 26, 2010. The loan included a $75,000 forgiveness clause on the completion of our reverse merger as of April 27, 2010. Interest accrued on a simple basis at a rate of 8% per annum. The note held a maturity date of June 30, 2010. Interest accrued at the rate of 8% annually and was $887.68 for the period from April 3, 2009 (inception) to May 31, 2010. On June 30, 2010, $26,052.06 was paid in settlement of this note, including $164.38 in additional interest for the period from June 1, 2010 to June 30, 2010.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 5.	Notes Payable and Related Party Transaction (continued)

A member of the Company loaned $100,000 to the Company pursuant to a Note(s) Payable Agreement dated April 9, 2010. The loan included a $75,000 forgiveness clause on the completion of our reverse merger as of April 27, 2010. Interest accrued on a simple basis at a rate of 8% per annum. The note held a maturity date of June 30, 2010. Interest accrued at the rate of 8% annually and was $580.82 for the period from April 3, 2009 (inception) to May 31, 2010. The note was assigned by the holder on May 31, 2010 and settled with 170,538 shares of our common stock, 85,269 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 85,269 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $10,000 to the Company pursuant to a Note(s) Payable Agreement dated March 18, 2010. The loan terms included a $7,000 forgiveness clause on the completion of our reverse merger as of April 27, 2010. Interest accrued on a simple basis at a rate of 8% per annum. The note held a maturity date of June 30, 2010. Interest accrued at the rate of 8% annually and was $110.02 for the period from April 3, 2009 (inception) to May 31, 2010. The note was assigned by the holder on May 31, 2010 and settled with 20,734 shares of our common stock, 10,368 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 10,368 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

A member of the Company loaned $10,000 USD to the Company pursuant to a Note(s) Payable Agreement dated March 23, 2010. The loan included a $7,000 forgiveness clause on the completion of our reverse merger as of April 27, 2010. Interest was accrued on a simple basis at a rate of 8% per annum. The note held a maturity date of June 30, 2010. Interest accrued at the rate of 8% annually and was $99.06 for the period from April 3, 2009 (inception) to May 31, 2010. The note was assigned by the holder on May 31, 2010 and settled with 20,660 shares of our common stock, 10,330 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 10,330 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019.

On March 23, 2010 the Company entered into an $85,000 Note(s) Payable Agreement. The loan terms also included a “right” with the note to receive the equivalent amount of the face amount of such note on such terms that notes were settled in consideration of the note. The original note had a maturity date of June 30, 2010 and accrued interest at 8% per annum. The “right” did not accrue interest. Interest accrued was $1,285.48 for the period from April 3, 2009 (inception) to May 31, 2010. The note was assigned by the holder on May 31, 2010 and settled with 1,141,902 shares of our common stock, 570,951 Series A Warrants, with an exercise price of $0.30 per share, expiring June 30, 2019, and 570,951 Series B Warrants, with an exercise price of $0.60 per share, expiring June 30, 2019, including the “right” described above.

On April 27, 2010, Professional Opportunity Fund Ltd. (“POOF”) forgave and cancelled $57,509 that the Company owed to POOF for expenses paid on behalf of the Company.  This amount was unsecured, non-interest bearing and had no specific terms of repayment.

A member of the Company loaned $2,045 to the Company on no terms.

Note 6.	Commitments

(a) Employment Agreements

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 6.	Commitments (continued)

Employment Agreement with Georges Daou

On the Closing Date, we entered into an employment agreement with Georges Daou to serve as Chief Executive Officer and Chairman of our Board of Directors.  The agreement is for an initial term ending on December 31, 2014 and provides for an annual base salary during the term of the agreement of not less than $300,000, subject to potential upwards adjustments at the discretion of the compensation committee of the Board of Directors. Mr. Daou is eligible to receive a bonus of up to 100% of his then current base salary based upon criteria to be established by Mr. Daou, the board of directors and the compensation committee as well as a discretionary bonus.  In addition, Mr. Daou received an option to purchase $375,000 worth of securities to be issued by us in our next equity financing.  This option has a 5 year term and the securities issued thereunder will be immediately vested upon issuance.  Immediately upon our establishment of an employee stock option plan, we agreed to grant Mr. Daou an option to purchase not less than 5% of our common stock on a fully diluted basis.  These options shall vest in thirty six (36) equal monthly installments.

On April 27, 2010 we entered into a letter agreement with Georges Daou rescinding his employment agreement and replacing it with a Consulting agreement by and between the Company and GJD Holdings, LLC a wholly owned entity of Georges Daou, on substantially the same terms as those found in the aforementioned employment agreement.

Employment Agreement with Jonathan Kossmann

On April 27, 2010, we entered into an employment agreement with Jonathan Kossmann to serve as President – Phreadz division (the “Kossmann Agreement”).  The Kossmann Agreement has an initial term of two (2) years from the Closing Date, after which it will automatically renew for successive one (1) year periods unless either party terminates the Kossmann Agreement on not less than thirty (30) days notice.  The Kossman Agreement provides for Mr. Kossmann to be paid a monthly salary of $10,000 while he provides services to the Company pursuant to the Kossman Agreement.  Additionally, the Kossman Agreement provides that Mr. Kossmann is eligible to receive a cash bonus, at the discretion of the Board.  The Kossman Agreement provides that, for so long as he is an employee of the Company, Mr. Kossmann is allowed to participate in such employee benefit plans of the Company that may be in effect from time to time and that are offered to the Company’s other similarly situated, full-time employees to the extent he is eligible under the terms of those plans.

Mr. Kossman submitted his resignation August 4, 2010, which resignation was accepted by the Board of Directors, at which time the Kossman Agreement was terminated.

Employment Agreement with Jacques Krischer

On April 27, 2010, we entered into an employment agreement with Jacques Krischer to serve as President –Music division (the “Krischer Agreement”).  The Krischer Agreement is for an initial term of two (2) years from the Closing Date, after which it will automatically renew for successive one (1) year periods unless either party terminates the Krischer Agreement on not less than thirty (30) days notice.  Mr. Krischer will be paid a monthly salary of $10,000.  Mr. Krischer is eligible to receive a cash bonus, at the discretion of the Board of Directors.  Mr. Krischer will be allowed to participate in such employee benefit plans of the Company that may be in effect from time to time and that are offered to the Company’s other similarly situated, full-time employees to the extent you are eligible under the terms of those plans.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 7.	Warrants

The value of the warrants have been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 1.00%; a dividend yield of 0.00%; a cumulative volatility factor of the expected market price of the Company’s common stock of 275.06%; and an expected life of 9 years.

On May 20, 2010, we entered into a Unit Purchase Agreement with a single accredited investor (the May 20th Purchaser) pursuant to which the May 20th Purchaser purchased 10.74074 Units (“Units”) at a purchase price of $27,000 per Unit, for an aggregate purchase price of $290,000.  Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, the May 20th Purchaser received 1,933,333 shares of common stock; a Series A Warrant to purchase 966,666 shares of common stock; and a Series B Warrant to purchase 966,666 shares of common stock.

On May 31, 2010, we entered into Unit Purchase Agreements with nine (9) accredited investors (the May 31st Purchasers) pursuant to which the May 31st Purchasers purchased 33.0425 Units at a purchase price of $27,000 per Unit, for an aggregate purchase price of $892,147.34.  The purchase price for the Units were paid via assignment of certain outstanding promissory notes originally issued by our subsidiaries UDM and Phreadz.  In addition, one May 31st Purchaser also received the “right” with their note to receive the equivalent amount of the face amount of such note in Units with the consideration of the original note. Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, in total, the May 31st Purchasers received 6,514,310 shares of common stock; a Series A Warrant to purchase 3,257,154 shares of common stock; and a Series B Warrant to purchase 3,257,154 shares of common stock.

The Company analyzed the beneficial nature of the 4,223,820 Series A Warrants and 4,223,820 Series B Warrants based on the conversion terms described above and determined that no material beneficial conversion feature exists.

Note 8.	Common Stock

The acquisition of Phreadz and UDM by the Company on April 27, 2010 was accounted for as a recapitalization by the Company. The recapitalization was the merger of two private LLCs into a non-operating public shell corporation (the Company) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre-acquisition consolidated financial statements of Phreadz and UDM are treated as the historical financial statements of the consolidated Company. Therefore the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of Phreadz and UDM in earlier periods due to the recapitalization.

On April 3, 2009, 1,920,000 shares were issued for property.
On May 28, 2009, 12,480,000 shares were issued for cash.
On August 25, 2009, 23,136,000 shares were issued for cash.
On March 10, 2010, 5,782,400 shares were issued for cash.
On April 27, 2010, 42,700,000 were issued and 32,712,176 shares were cancelled upon recapitalization due to the reverse merger.
On May 20, 2010 1,933,333 shares were issued at $0.15 for cash of $290,000

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 8.	Common Stock (continued)

On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.

Note 9.	Taxes

As at May 31, 2010, and 2009 the Company has non-capital losses and undepreciated capital costs of approximately $ 4,472,273 and $ 63,547, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2009 through 2013.

(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:
	2010	2009

Undepreciated capital cost of capital assets Over their net book value	$13,177,645	$186,902
Estimated tax loss carryforward	4,480,399	63,547
Less: valuation allowance	(4,480,399)	(63,547)
	-	-

The valuation allowance reflects the realization of the tax assets is unlikely.

Note 10.	Contingencies

There is currently a dispute that arose approximately August 14, 2010, between former Phreadz President Jonathan Kossmann and Phreadz, regarding certain intellectual property and confidential information of the Company. Mr. Kossmann has claimed that $30,000 is owed to him pursuant to his 2009-2010 Consulting Agreement with the Company. The Company has conducted an investigation into Mr. Kossmann's claim with the assistance of counsel and does not believe any money is due to him. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 11.	Subsequent Events

On June 8, 2010, we entered into a Unit Purchase Agreement with a single accredited investor (the “June 8th Purchaser”) pursuant to which the June 8th Purchaser purchased 7.4074 Units at a purchase price of $27,000 per Unit, for an aggregate purchase price of $200,000.  Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, the June 8th Purchaser received 1,333,333 shares of common stock; a Series A Warrant to purchase 666,666 shares of common stock; and a Series B Warrant to purchase 666,666 shares of common stock.

On July 16, 2010, we entered into Unit Purchase Agreements with 13 accredited investors (the “July 16th Purchasers”) pursuant to which the July 16th Purchasers purchased 14 Units at a purchase price of $27,000 per Unit, for an aggregate purchase price of $378,000. Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.60 per share.  Accordingly, in total, the July 16th Purchasers received 2,520,000 shares of common stock; Series A Warrants to purchase 1,260,000 shares of common stock; and Series B Warrants to purchase 1,260,000 shares of common stock.

Southridge Investment Group LLC. an SEC Registered Broker/Dealer, Member FINRA/SIPC (“Southridge”) acted as placement agent in connection with the sale of the 14 Units referred to above in the preceding paragraph.  Southridge received $22,140 in commissions and expenses, 126,000 Series A Warrants, and 126,000 Series B Warrants.  We also paid $3,500 in escrow fees.  The net proceeds of the offering after payments of the commissions and expenses and escrow fees were approximately $352,360.

In April 2007 the Company entered into an Exchange Agreement with Professional Capital Partners, Ltd.(“PCP”),  pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company’s common stock (the "Original Shares") for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company’s common stock; (ii) a Series A Warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share.

On June 22, 2010 PCP exercised this Exchange Agreement and exchanged its Original Shares for 37 Units.  As a result, PCP received 6,660,000 shares of common stock; a Series A Warrant to purchase 3,330,000 shares of common stock; and a Series B Warrant to purchase 3,330,000 shares of common stock.

A financing expense of $1,000,632 was recorded as of May 31, 2010 as a stock issuance liability with the exercise of the exchange agreement on June 22, 2010 as this cost became known prior to the report date of this disclosure. The financing cost was determined using the last price of $0.75 as reported on OTCBB.com on June 11, 2010 prior to the June 22, 2010 exercise date, on the additional 1,334,176 shares of common stock issued to PCP pursuant to the Exchange Agreement.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2010
(Expressed in U.S. Dollars)

Note 11.	Subsequent Events (continued)

On June 15, 2010, our Board of Directors appointed Christine Domecq to serve as our chief executive officer.  Ms. Domecq’s employment commenced on July 5, 2010 and we entered into an employment agreement with Ms. Domecq.  The agreement provides for an annual base salary during the term of the agreement of $250,000, subject to potential upwards adjustments at the discretion of the compensation committee of the Board of Directors. Ms. Domecq is eligible to receive a bonus of up to 100% of her then current base salary, with 50% of such bonus to be awarded at the discretion of the Board of Directors or the compensation committee and the remaining 50% subject to achievement of milestones to be established by Ms. Domecq, the Board of Directors and the compensation committee.  Immediately upon our establishment of an employee stock option plan, we agreed to grant Ms. Domecq an option to purchase 6,748,316 shares of our common stock.  The option shall have an exercise price equal to the fair market value of our common stock as of the date of the employment agreement.  The option shall vest as follows:  (1) 25% on July 5, 2011 and (2) the remaining 75%  in 18 equal monthly installments beginning July 5, 2011.

Mr. Kossman submitted his resignation August 4, 2010, which resignation was accepted by the Board of Directors.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 27, 2010, we dismissed Michael Studer, CPA (“Studer”) as our independent registered public accounting firm in connection with the reverse merger. We engaged a new independent registered public accounting firm, Julio Le Deon, CPA (“De Leon”). Pursuant to Item 304(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, we report as follows:

(a)	(i)	Studer was dismissed as our independent registered public accounting firm effective on April 27, 2010.

(ii)
The Company’s financial statements for its previous fiscal years ended November 30, 2009 and 2008 were audited by Studer.  Studer’s 2009 and 2008 reports did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  However, both Studer’s 2009 and 2008 reports included explanatory paragraphs regarding the Company’s ability to continue as a going concern.

	(iii)	The termination of Studer and engagement of De Leon was approved by our Board of Directors.

(iv)
We and Studer did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the Company’s previous fiscal years ended November 30, 2009 and 2008, and subsequent interim period from December 1, 2009 through the date of dismissal, which disagreements, if not resolved to the satisfaction of Studer, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

(v)
During the Company’s previous fiscal years ended November 30, 2009 and 2008, and subsequent interim period from December 1, 2009 throughout the date of dismissal, we did not experience any reportable events.

(b)		On April 27, 2010, in connection with the reverse merger entered into by the Company, we engaged De Leon as our new independent registered public accounting firm.

(i)
The appointment of De Leon was approved by our Board.  During our two (2) most recent fiscal years and the subsequent interim periods through April 27, 2010 (the date of engagement of De Leon), we did not consult De Leon regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K.

	(ii)	We did not have any disagreements with Studer and therefore did not discuss any past disagreements with Studer.

(c)
The dismissal of Studer as our independent registered public accounting firm and our engagement of De Leon as our new independent registered public accounting firm was previously disclosed in our Current Report on Form 8-K filed with the SEC on April 27, 2010 (the “April 27th Form 8-K”).  We made the contents of the April 27th Form 8-K available to Studer and requested it to furnish a letter addressed to the SEC as to whether Studer agreed or disagreed with, or wished to clarify our expression of, our views, or that contained any additional information.  A copy of Studer’s letter to the SEC is attached as Exhibit 16.1 to the April 27th Form 8-K.

Item 9A(T).  Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining internal control over financial reporting and disclosure controls.  Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of May 31, 2010 the Company had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of May 31, 2010.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

1.	During the fiscal year ended May 31, 2010, the Company maintained its accounting books and records in three different locations.

2.	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

3.	There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments.

4.	There is a lack of formal processes and timelines for closing the books and records at the end of each reporting period.

5.
The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition this has resulted in a lack of controls over the issuance of the Company's stock which resulted in names of holders being spelt incorrectly.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

1.
There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the Board of Directors to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

2.
The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

3.
There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

1.
There is an inadequate segregation of duties consistent with control objectives.  The Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

2.
There is a lack of top level reviews in place to review targets, product development, joint ventures or financing.  All major business decisions are carried out by the Company’s officers with Board of Directors approval when needed.

Accordingly, as the result of identifying the above material weaknesses, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.  Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

Plan of Remediation

We are committed to improving our financial organization.  As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. These personnel will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities.  The appointment of additional outside directors with industry expertise will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

1)	We will document a formal code of ethics
2)
We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls and insufficient supervision and review by our corporate management.

3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes
4)	Centralize accounting books and records to one primary location
5)	Consolidate all books and records into one accounting system
6)	Commence the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

(c) Changes in Internal Controls over Financial Reporting

We intend to undertake a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Plan of Remediation,” will be implemented by the Company in accordance with its plan of remediation, and when implemented, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Submission of Matters to a Vote of Security Holders

On April 27, 2010, in connection with the execution of the Securities Purchase Agreements with Phreadz USA, LLC and UDM USA, LLC, and by a majority vote of our shareholders, Georges Daou and Gordon Samson were appointed to our board of directors.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors as of May 31, 2010. Executive officers are appointed annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position(s)

Georges Daou	49	Chairman, Director

Christina Domecq	33	CEO

Gordon A. Samson	52	CFO, Secretary, Treasurer and Director

Jacques Krischer	53	President - UDM division

Jonathan Kossmann	39	President - Phreadz division

Greg Goldberg	47	Director

Mr. Georges Daou, Chairman

Mr. Daou was appointed as Chief Executive Officer, Chairman of our Board of Directors and a director in connection with the consummation of the Company’s acquisitions of Phreadz and UDM.  Mr. Daou served as our Chief Executive Officer until the appointment of Christina Domecq as our new Chief Executive Officer on July 5, 2010.  Mr. Daou completed a B.S. and an M.S. degree in Electrical Engineering from the University of California, San Diego (UCSD) in 1986 before beginning his career at WAVETEK in 1986 as a design engineer. He started his own company, DAOU Systems Inc., in 1987 to design, build and manage computer networks for healthcare organizations. He built the business to over $125 million in revenue and took the company public in 1997. Mr. Daou was thereafter an investor in select technology companies and currently serves as chairman of SG Biofuels.

In 2006, Mr. Daou founded DAOU Vineyards, a 120-acre vineyard based in Paso Robles, California. Mr. Daou co-founded SG Biofuels in 2007 and currently acts as the Chief Business Development Officer and Chairman of the Board of that company.

[Mr. Daou’s depth of experience in developing and growing companies, as well as his expertise in the area of technology, led to the conclusion he should serve as a director of the Company.]

Ms. Christina Domecq, CEO

Ms. Domecq was appointed on July 5, 2010 as our Chief Executive Officer. Ms. Domecq was a co-founder of SpinVox Limited, a technology company specializing in voice to text conversion, in 2003 where she was served as Chief Executive Officer until its sale to Nuance Communications in December 2009.  Ms. Domecq has a Masters from Nôtre Dame University as well as a B.A. in Systematic Theology and a B.Sc. in Economics from Boston College.  Ms. Domecq has won a number of awards for her entrepreneurship, including ‘The Young Entrepreneur of the Year' and the ‘Science and Technology Entrepreneur of the Year’ from Ernst & Young.

Mr. Gordon A. Samson, CFO

Mr. Samson was appointed as our Chief Financial Officer and as a director in connection with the consummation of the Company’s acquisitions of Phreadz and UDM.  From October 2002 to December, 2005, Mr. Samson was a Director and Chief Financial Officer of CYOP Systems International Inc. (“OTC BB - CYOS”), a Nevada media service corporation.  From July, 2003 to May, 2005, Mr. Samson was President, Chief Financial Officer and Director of UpSnap, Inc. (“OTC BB – UPSN”) (formerly Manu Forti Group Inc.), a Nevada mining company.  From January 31, 2006 to August 30, 2006, Mr. Samson was a Director and Chief Financial Officer of Cascade Energy Inc. (“OTC BB - CSCE”), an oil and gas company.  From February 7, 2006 to June 30, 2006, Mr. Samson was an independent Director of Fidelis Energy Inc. (“OTC BB - FDEI”), an oil and gas company.  From January 17, 2006 to August 30, 2006, Mr. Samson was an independent Director of Silver Star Energy Inc. (“OTC BB - SVSE”), an oil and gas company. From March 24, 2006 to September 1, 2006, Mr. Samson was a Director and the Chief Financial Officer of Tao Minerals Ltd., (“OTC BB – TAOL”), a gold exploration company.

From January 2006 to December 2007, Mr. Samson was President, CFO and Director of Future Now Group Inc. (OTC BB – “FUTR”) (formerly Reperio Exploration Inc.), a Nevada mining company.  From October 2008 to present, Mr. Samson has been the CFO and Director of Star Oil, a private Nevada oil and gas company.

Mr. Samson received a Diploma of Technology in Business Administration from the British Columbia Institute of Technology in 1982.  He received his Certified General Accountant (“CGA”) designation in 1991.  Mr. Samson also achieved a Certified Financial Planner designation (“CFP”) in 1998 that he does not maintain.  Mr. Samson has been engaged in a financial capacity for the past 24 years, through his involvement initially as a financial officer and Manager of Finance with Revenue Canada, (1985-1989) now Canada Customs Revenue Agency, as a Senior Banker with TD Canada Trust, a major Canadian institution (from 1989 - 1996) and as a consultant providing Chief Financial Officer services to a wide range of public and private companies.

[Mr. Samson’s extensive background and broad experience serving as an officer and director of various companies, and his expertise in corporate finance, led to the conclusion he should serve as a director of the Company]

Mr. Jacques Krischer, President of UDM division

Mr. Krischer was appointed as President of our UDM division in connection with the consummation of the Company’s acquisitions of Phreadz and UDM.  Mr. Krischer graduated with a degree in Psychoacoustics from INSAS University (Brussels). He created CD mastering facilities in several European countries and initiated archiving programs for the National French Library and EMI Music. Mr. Krischer became a music database specialist, collaborating with Auchan, BMG, Extrapole, EMI, Fnac, Fors, Leclerc, Philips, SanDisk, SNCF, Sony, Toshiba, Universal, Virgin, Wal-Mart, and Warner. He is co-creator of Bernard Arnault’s music project, called mzz.com, and spent the years between 2002 and 2010 perfecting these assets. From 1999 to 2009, he constantly developed new concepts to help the final user to get music recommendation without the need to enter a request with a keyboard (from 1999 to 2009). Mr. Krischer also created some programs to help databases owners to fine-tune their assets (CDMAIL in France, ENT. UK in UK, Muze Inc/Muze UK in USA/UK and other smaller entities in France and Germany – from 2004 to 2008). Mr. Krsicher has collaborated to several researches about new music formats (among others with the Fraunhofer Institute in Germany) and signed a deal with Bach Technologies (Germany, Norway, China) to help them to launch the new MPEG7 audio/video format (2009).

Mr. Jonathan Kossmann, President of Phreadz division

 Mr. Kossmann was appointed as President of our Phreadz division in connection with the consummation of the Company’s acquisitions of Phreadz and UDM.  Mr. Kossmann devoted fifteen years of research and development to the field of advanced technology solutions for media distribution, digital content management and social networking. From May 2009 until consummation of the acquisitions of Phreadz and UDM, Mr. Kossmann has been a consultant for Phreadz pursuant to which he was developing the Phreadz network.  From 2006 until 2008, Mr. Kossoman was CTO at Podcast.com/Treedia.com, a company based in Boston and Cambridge.  During this time he built an RSS feed management platform used by clients such as Motorola and Price Waterhouse Coopers.  Prior to this, from 2002 until 2006 he was with the BBC News interactive research team and was respected for producing, devising and advising solid new ways to distribute and collect news to and from the global audiences via pocket mobile screens to billboard video screens.

Mr. Kossman submitted his resignation August 4, 2010, which resignation was accepted by the Board of Directors.

Mr. Greg Goldberg, Director

Mr. Goldberg previously served as the Company’s president and principal executive officer from July 14, 2008 until the closing of the reverse merger on April 27, 2010.. Mr. Goldberg has served as a director of the Company since July 14, 2008.  Mr.  Goldberg is a manager and member of Professional Traders Management, LLC (“PTM”).  Prior to joining PTN in 2003. Mr. Goldberg was a Principal at Ocean View Capital LLC where he managed a long/short equity fund from 1998 to 2003. Mr. Goldberg received his Bachelors of Science in Business Administration, Marketing/Finance, cum laude, from Marist College in 1984.

[Mr. Goldberg’s previous service as a director of the Company, and his experience as a manger of investment funds, led to the conclusion that he should continue to serve as a director of the Company.]

Indemnity Agreements

The Company entered into Indemnity Agreements with each person who became one of the Company’s directors or officers in connection with the consummation of the acquisitions of Phreadz and UDM, pursuant to which, among other things, the Company will indemnify such directors and officers to the fullest extent permitted by applicable law, and provide for advancement of legal expenses under certain circumstances.

Board Composition and Committees

Our Board of Directors currently consists of Georges Daou, Gordon Samson and Greg Goldberg.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of The NASDAQ Stock Market to fill vacancies created by any expansion.  Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.  The Board will meet periodically throughout the year as necessity dictates.  No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Audit Committee Financial Expert

The Company’s Board of Directors does not have an independent “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the SEC, serving on its audit committee. The Company does not have a separately designated audit committee.  The entire Board of Directors serves as the audit committee.  The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. Like many small companies, however, it is difficult for the Company to attract and retain independent Board members who qualify as “audit committee financial experts,” and competition for these individuals is significant.  The Board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated independent “audit committee financial expert.”

Indebtedness of Directors and Executive Officer

None of our directors or our executive officers or their respective associates or affiliates are indebted to us.

Compensation Committee

The Company does not maintain a standing compensation committee.  Due to the Company’s small size at this point in time, the Board of Directors has not established a separate compensation committee. All members of the Board of Directors (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process.

The Company understands that in order to attract executive management talent, it will need to offer competitive market salaries to senior management and Board members.

Nominating Committee

The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter.  Due to the Company’s small size at this point in time, the Board has not established a separate nominating committee and feels that all directors should have input into nomination decisions. As such, all members of the Board generally participate in the director nomination process. Under the rules promulgated by the SEC, the Board of Directors is, therefore, treated as a “nominating committee.”

With respect to the nominations process, the Board does not operate under a written charter, but under resolutions adopted by the Board of Directors.  The Board is responsible for reviewing and interviewing qualified candidates to serve on the Board, for making recommendations for nominations to fill vacancies on the Board, and for selecting the nominees for selection by the Company’s shareholders at each annual meeting.  The Board has not established specific minimum age, education, experience or skill requirements for potential directors.  The Board takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees.  Those factors may include, without limitation, the following:

1.
an individual’s business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

2.	the size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board and the Company.

 The Board may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company’s current directors and management as well as input from third parties, including executive search firms retained by the Board.  The Board will obtain background information about candidates, which may include information from directors’ and officers’ questionnaires and background and reference checks, and will then interview qualified candidates.  The Board will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors.  We strongly encourage and, from time to time actively survey, our shareholders to recommend potential director candidates.

 Family Relationships

There are no family relationships among the directors or executive officers of the Company.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.
From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we will adopt policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on our board of directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our board of directors and/or any committee of our board of directors. Officers are appointed annually by our board of directors and each executive officer serves at the discretion of our board of directors. We do not have any standing committees. Our board of directors may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years, been:

1)
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2)	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4)	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended May 31, 2010, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners have  complied with all Section 16(a) filing requirements in a timely manner through May 31, 2010.

Code of Ethics

Due to the current stage of the Company’s development, it has not yet developed a written code of ethics for its directors or executive officers.

Item 11.  Executive Compensation.

The following summary compensation table shows certain compensation information for services rendered in all capacities for the fiscal years ended May 31, 2010 and 2009, respectively. Other than as set forth herein, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Georges Daou, Chairman	2010	50,000	—	—	—	—	—	—
	2009	-	—	—	—	—	—	—
Christina Domecq, CEO	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
Gordon Samson, CFO	2010	50,055	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
Jacques Krischer, President	2010	90,965	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
Jonathan Kossmann, President	2010	106,726	—	—	—	—	—	—
	2009	10,000	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

There have been no stock option grants, Stock Appreciation Rights (SARs) grants, options/SAR exercises, Long Term Incentive Plans (LTIPs) or any other equity awards granted to the named executive officers during the prior two fiscal years.

Director Compensation

[Insert Director Compensation table or state that no directors have received any compensation for their services to date. See Regulation S-K, Item 402(r).]

Employment Agreements

On April 27, 2010, the Company entered into employment agreements with three of its executive officers.  On July 5, 2010, The Company entered into an employment agreement with our CEO. The terms of each employment agreement are described below.

Employment Agreement with Georges Daou

On April 27, 2010, we entered into an employment agreement with Georges Daou to serve as Interim Chief Executive Officer and Chairman of our Board of Directors.  The agreement is for an initial term ending on December 31, 2014 and provides for an annual base salary during the term of the agreement of not less than $300,000, subject to potential upwards adjustments at the discretion of the compensation committee of the Board of Directors. Mr. Daou is eligible to receive a bonus of up to 100% of his then current base salary based upon criteria to be established by Mr. Daou, the Board of Directors and the compensation committee as well as a discretionary bonus.  In addition, Mr. Daou received an option to purchase $375,000 worth of securities to be issued by us in our next equity financing.  This option has a 5 year term and the securities issued thereunder will be immediately vested upon issuance.  Immediately upon our establishment of an employee stock option plan, we agreed to grant Mr. Daou an option to purchase not less than 5% of our common stock on a fully diluted basis.  These options shall vest in thirty six (36) equal monthly installments.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) four (4) weeks paid vacation leave; (iii) medical, dental and life insurance benefits; (iv) a $1,000 per month automobile allowance; and (v) a severance payment equal to the sum of two times his then current base salary plus two times the amount of his average annual bonus for the three years preceding such termination without cause; provided, however, that if termination follows a change in control then Mr. Daou’s severance payment shall equal the sum of three times his then current base salary plus three times the amount of his average annual bonus for the three years preceding such termination.

Employment Agreement with Christina Domecq

On July 5, 2010 we entered into an employment agreement with Christina Domecq to serve as our Chief Executive Officer.  The agreement provides for an annual base salary during the term of the agreement of $250,000, subject to potential upwards adjustments at the discretion of the compensation committee of the Board of Directors.  Ms. Domecq is eligible to receive a bonus of up to 100% of her then current base salary, with 50% of such bonus to be awarded at the discretion of the Board of Directors or the compensation committee and the remaining 50% subject to achievement of milestones to be established by Ms. Domecq, the Board of Directors and the compensation committee.  Immediately upon our establishment of an employee stock option plan, we agreed to grant Ms. Domecq an option to purchase 6,748,316 shares of our common stock.  The option shall have an exercise price equal to the fair market value of our common stock as of the date of the employment agreement.  The option shall vest as follows:  (1) 25% on July 5, 2011 and (2) the remaining 75%  in 18 equal monthly installments beginning July 5, 2011.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel (up to $1,000 per month) and other out-of-pocket expenses incurred in connection with his employment; (ii) 25 paid vacation days and holidays; (iii) medical, dental and life insurance benefits; (iv) a $500 per month automobile allowance; and (v) a severance payment equal to 6 months of her current base salary plus payments of any amounts accrued and not yet paid.

Employment Agreement with Jonathan Kossmann

On April 27, 2010, we entered into an employment agreement with Jonathan Kossmann to serve as President – Phreadz division (the “Kossmann Agreement”).  The Kossmann Agreement had an initial term of two (2) years from April 27, 2010, after which it was to automatically renew for successive one (1) year periods unless either party terminated the Kossmann Agreement on not less than thirty (30) days notice.  Mr. Kossmann was paid a monthly salary of $10,000.  Additionally, Mr. Kossmann was eligible to receive a cash bonus, at the discretion of the Board.  Mr. Kossmann was also allowed to participate in such employee benefit plans of the Company that may have been in effect from time to time and that were offered to the Company’s other similarly situated, full-time employees to the extent he would have eligible under the terms of those plans.

On August 4, 2010, Mr. Kossman resigned as President – Phreadz division and his employment agreement terminated immediately upon such resignation.

Employment Agreement with Jacques Krischer

On April 27, 2010, we entered into an employment agreement with Jacques Krischer to serve as President – Music division (the “Krischer Agreement”).  The Krischer Agreement has an initial term of two (2) years from April 27, 2010, after which it will automatically renew for successive one (1) year periods unless either party terminates the Krischer Agreement on not less than thirty (30) days notice.  Mr. Krischer is paid a monthly salary of $10,000.  Mr. Krischer is eligible to receive a cash bonus, at the discretion of the Board.  Mr. Krischer will be allowed to participate in such employee benefit plans of the Company that may be in effect from time to time and that are offered to the Company’s other similarly situated, full-time employees to the extent you are eligible under the terms of those plans.

Defined Benefit or Actuarial Plan

The Company does not have a defined benefit or actuarial plan in place.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 31, 2010, the Company had no equity securities authorized for issuance under any compensation plans (including individual compensation arrangements).

Item 12.  Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters.

The following table contains information about the beneficial ownership of our common stock, as of August 9, 2010, for:

(i)	each person who beneficially owns more than five percent of our common stock;

(ii)	each of our directors;

(iii)	the named executive officers; and

(iv)	all directors and executive officers as a group.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class(1) (2)

5% or Greater Stockholders:

GJD Holdings LLC	Common Stock	6,460,800	9.65%
18632 Via Catania
Rancho Santa Fe, CA (3)

GJ Daou & Company LLC	Common Stock	4,960,000	7.41%
18632 Via Catania
Rancho Santa Fe, CA (4)

Groupmark Financial Services, Ltd.	Common Stock	4,385,200	6.55%
Jianwai Soho
39 East 3rd Ring Road, Building 4, Room 1104
Chaoyang District, Beijing PR China 100738

Cecil Bernard	Common Stock	5,919,376	8.84%
53 Danson Road
Bexleyheath, Kent, UK
DA6 8HP

Professional Capital Partners, Ltd	Common Stock	7,741,902	11.56%
1400 Old Country Road, Suite 206
Westbury, NY 11590

Telperion Holding Ltd.	Common Stock	5,293,866	7.91%
PO Box 822 GT
Suite 20, 2nd Floor
Jack and Jill Building, 19 Fort Street
Georgetown, Grand Cayman

Directors and Named
Executive Officers:

Georges Daou (3), (4), (5)	Common Stock	11,420,800	17.06%

Christina Domecq	Common Stock	2,560,000	3.82%

Jacques Krischer	Common Stock	6,240,000	9.32%

Jonathan Kossmann	Common Stock	3,893,760	5.82%

Gordon Samson	Common Stock	1,000,000	1.49%

All directors and executive officers as a group (4 persons):	Common Stock	25,114,560	37.51%

*Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 66,941,376 shares of common stock issued and outstanding as of August 9, 2010.

(3) Georges Daou is the Manager and sole member of GJD Holdings, LLC and as such has the power to direct the vote and disposition of these shares.

(4) Georges Daou owns 64.632% of GJDaou & Company, LLC and is the sole Manager of such company.  Mr. Daou has the power to direct the vote and disposition of the shares owned by GJDaou & Company, LLC.  Mr. Daou disclaims beneficial ownership of all but 3,205,744 of these shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

A note holder of the Company loaned $200,000 to the Company pursuant to a Note(s) Payable Agreement dated August 10, 2009. The loan includes a $16,000 interest bonus and accrues simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2010. Interest accrued at the rate of 8% annually and was $13,776.64 for the period from April 3, 2009 (inception) to May 31, 2010. As of May 31, 2010, this Note(s) Payable were in default and as of August 3, 2010, $190,000 of the outstanding amount has been repaid.

A note holder of the Company loaned $25,000 to the Company pursuant to a Note(s) Payable Agreement dated March 26, 2010. On June 30, 2010 this note was paid out, including $1,052.06 of accumulated interest.

Director Independence

We currently do not have any directors who are “independent” within the meaning of the rules and regulations of The NASDAQ Stock Market.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” to fill vacancies created by such an expansion of our Board of Directors.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the period from April 3, 2009 (the date of inception of Phreadz and UDM) through May 31, 2009 and the fiscal year ended May 31, 2010:

Services	2010	2009
Audit fees	25,000	10,000
Audit related fees	-	-
Tax fees	-	-
All other fees	15,000	-

Total fees	40,000	10,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by Julio De Leon, CPA in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors is to pre-approve all audit and non-audit services provided by the Company’s independent auditors.  These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount.  The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date.  The Board of Directors may also pre-approve particular services on a case-by-case basis.

The Board of Directors pre-approved 100% of the Company’s 2010 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 31 2010, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed herewith or have been included as exhibits to previous filings with the SEC and are incorporated herein by this reference:

(a)           Financial Statements and Schedules

See the Company’s financial statements and notes thereto included in this Annual Report on Form 8-K under “Item 8. Financial Statements and Supplementary Data.”

(b)           Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Securities Purchase Agreement dated as of April 21, 2010 by and among the Company, Phreadz USA LLC and the members of Phreadz USA, LLC. (1)

2.2	Securities Purchase Agreement dated as of April 21, 2010 by and among the Company, Universal Database of Music USA LLC and the members of Universal Database of Music USA, LLC. (1)

3.1	Articles of Incorporation. (2)

3.2	Certificate of Amendment to Articles of Incorporation. (3)

3.3	Bylaws. (2)

3.4	Articles of Organization of Phreadz USA, LLC. (1)

3.5	Articles of Organization of Universal Database of Music USA, LLC. (1)

3.6	Amended and Restated Operating Agreement of Phreadz USA, LLC. (1)

3.7	Amended and Restated Operating Agreement of Universal Database of Music USA, LLC. (1)

4.1	Form of Note. (1)

4.2	Secured Convertible Note dated March 23, 2010 issued by Universal Database of Music USA LLC and Phreadz USA LLC. (1)

4.3	Form of Corporate Loan Agreement dated April 9, 2010. (1)

10.1	Asset Purchase Agreement dated May 28, 2009 between Universal Database of Music USA LLC, UDM, Ltd. and Jacques Krischer. (1)

10.2	Consulting Agreement dated May 2009 between Phreadz USA LLC and Jonathan Kossmann. (1)

Exhibit No.	Exhibit

10.3	Subscription Agreement dated March 23, 2010. (1)

10.4	Security Agreement dated March 23, 2010. (1)

10.5	Intellectual Property Security Agreement dated March 23, 2010. (1)

10.6	Employment Agreement between the Company and Georges Daou.** (1)

10.7	Employment Agreement between the Company and Jonathan Kossmann.** (1)

10.8	Employment Agreement between the Company and Jacques Krischer.** (1)

10.9	Restricted Stock Agreement between the Company and Jacques Krischer.** (1)

10.10	Restricted Stock Agreement between the Company and GJD Holdings.** (1)

10.11	Form of Indemnity Agreement.** (1)

10.12	Form of Unit Purchase Agreement. (4)

10.13	Form of Registration Rights Agreement.(4)

10.14	Form of Warrant. (4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Management contract or compensatory plan, contract or arrangement.

(1) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2010.
(2) Incorporated by reference from the Company’s Registration Statement on Form SB-2, No. 333-35336, filed with the SEC on June 8, 2006.
(3) Incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on May 24, 2010.
(4) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREADZ, INC.

Date: August 31, 2010	By:	/s/ Christina Domecq
Christina Domecq, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christina Domecq	Chief Executive Officer	August 31, 2010
Christina Domecq	(Principal Executive Officer)

/s/ Gordon A. Samson	Chief Financial Officer, Secretary, Treasurer and Director	August 31, 2010
Gordon A. Samson	(Principal Accounting and Financial Officer)

/s/ Georges Daou	Chairman and Director	August 31, 2010
Georges Daou

/s/ Greg Goldberg	Director	August 31, 2010
Greg Goldberg