Form 10-Q
period 2010-08-31
Phreadz, Inc.
filed 2010-10-19
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended August 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-52511

PHREADZ, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0471052 (IRS Employer Identification No.)

Suite 202, 63Main Street, Flemington, New Jersey08822
(Address of Principal Executive Offices)

(908) 968-0838
(Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities ExchangeAct of 1934 duringthepast12monthsand (2)has been subject to such filing requirements for the past 90days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☒
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:[66,941,376] Shares of $0.001 par value common stock outstanding as of October 15, 2010.

PART I. Financial Information

Item 1. Interim Financial Statements.

The accompanying unaudited consolidated financial statements of  Phreadz, Inc. ("Phreadz) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and, should be read in conjunction with the audited financial statements and notes thereto contained in Phreadz'sAnnual Report Form 10-K filedwith the SEC on September 13, 2010. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in our Annual Report onForm 10-K filedwith the SEC on September 13, 2010have been omitted

PHREADZ, INC.
(A Development Stage Company)

Unaudited Financial Statements
(Expressed in U.S. Dollars)

August 31, 2010

PHREADZ, INC. (A Development Stage Company)
Consolidated Balance Sheets
August 31, 2010 and May 31, 2010
(Expressed in U.S. Dollars)
	August 31, 2010	May 31, 2010
ASSETS
Current
Cash	$214	$159,025
Prepaids	-	25,000
Total current assets	214	184,025

Total Assets	$214	$184,025

LIABILITIES
Current
Accounts payable	$406,595	$336,448
Accrued liabilities	2,829	2,829
Interest payable	15,369	14,664
Memberholder loan	2,046	2,046
Notes payable	26,000	241,000
Stock issuance liability	-	1,000,632
Total current liabilities	452,839	1,597,619
Total Liabilities	$452,839	$1,597,619

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Share capital
Authorized:
525,000,000 Shares of common stock par value $0.001
Issued, allotted and outstanding:
66,941,376 and 61,753,867 shares as of August 31, 2010 and May 31, 2010, respectively	66,941	61,754
Additional paid-in capital	13,275,742	11,702,297
Deficit accumulated during development stage	(13,795,308)	(13,177,645)
Total stockholders’ (deficiency) equity	(452,625)	(1,413,594)
Total liabilities and stockholders’ (deficiency) equity	$214	$184,025

The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to August 31, 2010	Page 1 of 1
(Expressed in U.S. Dollars)

						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders'
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)

Shares issued for property April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$-	$4,999,922
Shares issued for cash May 28, 2010	12,480,000	$12,480	$(12,390)	-	-	$90
Net Loss April 3, 2009 (Inception) to May 31, 2010	-	-	-	-	$(186,902)	$(186,902)
Balance, May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110
Subscription receivable	-	-	-	$90	-	$90
Shares issued for cash August 25, 2009	23,136,000	$23,136	$(22,991)	-	-	$145
Shares issued for cash March 10, 2010	5,782,400	$5,782	$(5,746)	-	-	$36
Recapitalization due to reverse merger	42,700,000	$42,700	$(83,243)	-	-	$(40,543)
Shares cancelled due to reverse merger	(32,712,176)	$(32,712)	$32,712	-	-	$-
Issuance of common stock @ $0.15 May 20, 2010	1,9333,333	$1,933	$288,067	-	-	$290,000
Issuance of common stock in settlement
of notes payable May 31, 2010	6,514,310	$6,515	$6,507,796	-	-	$6,514,311
Net loss for the year ending May 31, 2010					$(12,990,743)	$(12,990,743)
Balance, May 31, 2010	61,753,867	$61,754	$11,702,297	$-	$(13,177,645)	$(1,413,594)
Shares issued for cash on June 8, 2010 @ $0.15	1,333,333	$1,333	$198,667	-	-	200,000
Exchange agreement issuance June 22, 2010	1,334,176	$1,334	$999,298	-	-	1,000,632
Shares issued for cash on July 16, 2010 @ $0.15	2,520,000	$2,520	$375,480	-	-	378,000
Net loss for the period June 1, 2010 to August 31, 2010					$(617,663)	$(617,663)
Balance, August 31, 2010	66,941,376	$66,941	$13,275,742	$-	$(13,795,308)	$(452,625)

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended August 31, 2010 and 2009 and the period from April 3, 2009 (inception) to August 31, 2010
(Expressed in U.S. Dollars)

	From Inception Date of April 3, 2009 to August 31, 2010	For the Three Months ended August 31 2010	For the ThreeMonths endedAugust 31, 2009

Revenue	$-	$-	$-

Accounting	81,286	27,647	15,147
Consulting	1,466,369	375,695	198,397
Corporate finance fees	37,140	22,140	-
Financing expense	1,000,632	-	-
G&A	101,093	60,974	1,808
Legal	401,525	79,541	-
Travel	173,001	49,910	24,738
Operating loss	(3,261,046)	(615,907)	(240,090)
Other expense
Impairment of IP music database	(5,000,000)	-	-
Interest expense (related party)	(218,608)	(1,756)	(34,403)
Gain on forgiveness of debt	221,509	-	-
Loss on settlement of debt	(5,537,163)	-	-
Net loss for the year	$(13,795,308)	(617,663)	(274,493)
Loss per share – basic and diluted
Net loss		$(0.01)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted		65,246,392	15,671,209

The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended August 31, 2010 and 2009 and the period from April 3, 2009 (inception) to August 31, 2010
(Expressed in U.S. Dollars)

	From Inception Date of April 3, 2009 to August 31, 2010	For the Three Months ended August 31 2010	For the ThreeMonths endedAugust 31, 2009
Cash flows from (used in) operating activities
Net loss for the year	$(13,795,308)	$(617,663)	$(274,493)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
- Impairment of IP music database	5,000,000	-	-
- Loss on acquisition of Atwood	(44,361)	-	-
- Loss on settlement of debt	1,000,632	-	-
Changes in operating assets and liabilities:	5,537,163	-	-
- (Increase) Decrease in Accrued liabilities	2,829	-	-
- (Increase) Decrease in Accounts payable	406,596	70,149	-
- (Increase) Decrease in Capitalized Interest	121,147	-	28,000
- (Increase) Decrease in Interest payable	15,369	703	6,403
- (Increase) Decrease in Prepaids	-	25,000	(20,000)
- (Increase) Decrease in Subscription receivable	-	-	(337)
Net cash provided by operating activities	(1,755,934)	(521,811)	(260,427)
Cash flows from (used in) investing activities
Purchase of Capital Assets	-	-	-

Net cash (used) provided by investing activities	-	-	-
Cash flows from (used in) financing activities		-
Proceeds from note(s) payable (net)	10,000	(215,000)	350,000
Proceeds from Shareholder loan	2,046	-	-
Shares issued for cash	868,102	578,000	337
Shares issued in settlement of debt	876,000	-	-
Net cash (used) provided by financing activities	1,756,148	363,000	350,337
Increase in cash and cash equivalents	214	(158,811)	89,910

Effect of exchange rate on cash	-	-	-

Cash and cash equivalents, beginning of year	-	159,025	69,350

Cash and cash equivalents , end of year	$214	$214	$159,260

Cash and cash equivalents represented by:
Cash	$214	$214	$159,260

The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 1.	Organization and Summary of Significant Accounting Policies

On April 27, 2010 pursuant to share purchase agreements (the “Purchase Agreements”), Phreadz, Inc. completed the acquisitions of Phreadz USA, LLC (“Phreadz LLC”) and Universal Database of Music USA, LLC (“UDM”).The acquisitions were accounted for as a recapitalization effected by a reverse merger, wherein Phreadz and UDM were considered the acquirer for accounting and financial reporting purposes.  The pre-merger assets and liabilities of the acquired entities have been brought forward at their book value and no goodwill has been recognized.  The consolidated accumulated deficit of PhreadzLLC and UDM has been brought forward, and common stock and additional paid-in-capital of the combined Company have been retroactively restated to give effect to the exchange rates as set forth in the Purchase Agreements.

As set forth above, on April 27, 2010 (the “Closing Date”) and pursuant to the terms and conditions of the Purchase Agreements, we: (i) consummated the acquisitions of Phreadz LLC and UDM, and (ii) each of Phreadz LLC and UDM became our wholly owned subsidiary. More specifically, pursuant to and in connection with the Purchase Agreements:

•
in exchange for 100% of the issued and outstanding membership interests of Phreadz LLC, we issued to the holders of the PhreadzLLC membership interests an aggregate of 21,659,200 shares of our common stock; and

•	in exchange for 100% of the issued and outstanding membership interests of UDM, we issued to the holders of the UDM membership interests an aggregate of 21,659,200 shares of our common stock.

•	in addition, pursuant to the terms of the Purchase Agreements, 32,712,176 shares of our issued and outstanding common stock previously held by certain stockholders were cancelled..

As a result of the acquisitions of PhreadzLLC and UDM, we experienced a change in control and ceased to be a “shell” company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Phreadz LLC was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street #202, Flemington, New Jersey 08822.  Since its inception, PhreadzLLC has not undertaken any material business activities.

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
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 1.	Organization and Summary of Significant Accounting Policies (continued)

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($13,795,308), operating activities have used cash of ($1,755,934)  and the Company has a stockholders’ deficit of ($452,625) as of August 31, 2010.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively involved in discussions and negotiations with investors. We do not believe we have sufficient working capital to operate without additional funding.  Assuming we raise the necessary capital through the sale of equity or equity equivalents, we expect that we will have adequate working capital through 2010.  However, any equity financing may be very dilutive to our existing shareholders.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PhreadzLLC and UDM. All intercompany accounts and transactions have been eliminated in consolidation.

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 2.	Significant Accounting Policies(continued)

(c)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

(d)	Income Taxes

The Company uses the asset and liability method to account for income taxes. Underthismethod, deferred income taxes are determined based on the differencesbetween the tax basis of assets andliabilities and their reported amounts intheconsolidated financial statements which will result intaxable or deductible amounts in future years and are measured using the currentlyenacted tax ratesand laws. A valuation allowance is provided to reducenet deferred tax assets to the amount that,based on availableevidence, is more likely than not to be realized.

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

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

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements

Note 3.	Intangible

The Company has valuation reports from CethialBossche Content Network (Montreal, Canada) dated January 22, 2007 and Copiliot Partners (France) dated January 19, 2007.  The two firms have placed a valuation of between €9.5 and €17 million Euros and €12 million Euros, respectively, on the assets described as UDM music databases and related tools.  Based on the above and other comparables, a pro forma five year cash flow analysis, the Company determined that a fair deemed value of $5,000,000 was appropriate with that deemed value attributable to the music database at April 3, 2009 (Inception).  As the Company did not obtain a third party valuation report at the end of the fiscal period ended February 28, 2010, we fully impaired the $5,000,000 carrying value of this intellectual property as at that date.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 4.	Income Taxes

As of August 31, 2010, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately ($13,795,308)  that may be offset against future taxable income through 2030.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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
For the period from April 3, 2009 (Inception) to August 31, 2010
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
For the period from April 3, 2009 (Inception) to August 31, 2010
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

A member of the Company loaned $2,046 to the Company on no terms.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 6.	Related Parties

On April 27, 2010 we entered into an Employment Agreement with Georges Daou, which, by agreement was rescinded effective the same day. It was intended that the aforementioned Employment Agreement was to be replaced with a Consulting Agreement to be entered into by and between the Company and GJD Holdings, LLC, a wholly owned subsidiary of Georges Daou, on substantially the same terms as found in the Employment Agreement of April 27, 2010. Due to Mr. Daou’s resignation on October 5, 2010, we no longer intend to enter into such consulting agreement.

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 7.	Commitments

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

On August 1, 2010, we entered into a First Amendment to Employment Agreementwith Jacques Krischer which provided for the changes described hereinto the Krischer Agreement. The position title President - Music Division has been changed to Chief Strategy Officer ("CSO") with the scope of the responsibilities remaining the same. Other new terms include; i) an option grant of one million shares under a vesting schedule subject to the adoption by the Company of an employee Stock Option Plan, ii) eligibility to earn an annual cash bonus of not less than $150,000 subject to milestones. iii) a base monthly salary of $15,000, and, iv) twenty five (25) paid vacation days each calendar year subject to Company policies regarding same.

Mr. Krischer is a Belgium resident and is currently in process of completing a H-1B work visa. Until complete Jacques Krischer is invoicing the company for services rendered.

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

Mr. Kossmann is a UK resident and the process of completing a H-1B work visa was never started. Mr. Kossmanninvoiced the Company for services through his consulting agreement with Phreadz USA, LLC. Subsequent to the close of the reverse merger and up until his resignation Mr. Kossmann continued invoicing for services.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 8.	Warrants

The value of the warrants have been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 1.00%; a dividend yield of 0.00%; a cumulative volatility factor of the expected market price of the Company’s common stock of 275.06%; and an expected life of 9 years.

On May 20, 2010, we entered into a Unit Purchase Agreement with a single accredited investor (the May 20th Purchaser) pursuant to which the May 20th Purchaser purchased 10.74074 Units (“Units”) at a purchase price of $27,000 per Unit, for an aggregate purchase price of $290,000.  Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, the May 20th Purchaser received 1,933,333 shares of common stock; a Series A Warrant to purchase 966,667 shares of common stock; and a Series B Warrant to purchase 966,666 shares of common stock.

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

On June 8, 2010, we entered into a Unit Purchase Agreement with a single accredited investor pursuant to which the Purchaser purchased 7.4074 Units at a Purchase Price of $27,000 per Unit for an aggregate purchase price of $200,000.  Each Unit purchased consisted of (a) one hundred eighty thousand (180,000) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”); (b) a Series A Warrant  (the “Series A Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.30 per share; and (c) a Series B Warrant (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.60 per share.  Accordingly, Purchaser received 1,333,333 shares of Common Stock (the “Shares”); a Series A Warrant to purchase 666,666 shares of Common Stock and a Series B Warrant to purchase 666,667 shares of Common Stock.

On July 16, 2010, we entered into a Unit Purchase Agreements with 13 accredited investors pursuant to which the Purchasers purchased 14 Units at a Purchase Price of $27,000 per Unit for an aggregate

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 8.	Warrants(continued)

purchase price of $378,000. Each Unit purchased consisted of (a) one hundred eighty thousand (180,000) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”); (b) a.Series A Warrant  (the “Series A Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.30 per share; and (c) a Series B Warrant (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.60 per share.  Accordingly, in total, purchasers received 2,520,000 shares of Common Stock (the “Shares”); a Series A Warrant to purchase 1,260,000 shares of Common Stock and a Series B Warrant to purchase 1,260,000 shares of Common Stock

Southridge Investment Group LLC. an SEC Registered Broker/Dealer, Member FINRA/SIPC (“Southridge”) acted as placement agent in connection with the sale of the 13 Units referred to above in the preceding paragraph.  Southridge received $22,140 in commissions and expenses and 54,000 Series A Warrants and 54,000 Series B Warrants.  We also paid $3,500 in escrow fees.  The net proceeds of the offering after payments of the commissions and expenses and escrow fees were approximately $352,360.

In April 2010the Company entered into an Exchange Agreement with Professional Capital Partners, Ltd.(“PCP”),  pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company’s common stock (the "Original Shares") for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company’s common stock; (ii) a Series A Warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share.

On June 22, 2010 PCP exercised this Exchange Agreement and exchanged its Original Shares for 37 Units.  As a result, PCP received 6,660,000 shares of common stock; a Series A Warrant to purchase 3,330,000 shares of common stock; and a Series B Warrant to purchase 3,330,000 shares of common stock in exchange of 5,325,824 and net of shares of common stock of the company.

A financing expense of $1,000,632 was recorded as of May 31, 2010 as a stock issuance liability with the exercise of the exchange agreement on June 22, 2010 as this cost became known.The financing cost was determined using the last price of $0.75 as reported on OTCBB.com on June 11, 2010 prior to the June 22, 2010 exercise date, on the additional 1,334,176 shares of common stock issued to PCP pursuant to the Exchange Agreement.

The Company analyzed the beneficial nature of the 9,534,487 Series A Warrants and 9,534,487 Series B Warrants based on the conversion terms described above and determined that no material beneficial conversion feature exists.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2010
(Expressed in U.S. Dollars)

Note 9.	Common Stock

The acquisition of PhreadzLLC and UDM by the Company on April 27, 2010 was accounted for as a recapitalization by the Company. The recapitalization was the merger of two private LLCs into a non-operating public shell corporation (the Company) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre-acquisition consolidated financial statements of Phreadz LLC and UDM are treated as the historical financial statements of the consolidated Company. Therefore the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of PhreadzLLC and UDM in earlier periods due to the recapitalization.

1.	On April 3, 2009, 1,920,000 shares were issued for property.
2.	On May 28, 2009, 12,480,000 shares were issued for cash.
3.	On August 25, 2009, 23,136,000 shares were issued for cash.
4.	On March 10, 2010, 5,782,400 shares were issued for cash.
5.	On April 27, 2010, 42,700,000 were issued and 32,712,176 shares were cancelled upon recapitalization due to the reverse merger.
6.	On May 20, 2010 1,933,333 shares were issued at $0.15 for cash of $290,000
7.
On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.

8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000

Note 10.	Contingencies

There is currently a dispute that arose approximately August 14, 2010, between former Phreadz-division President Jonathan Kossmann and Phreadz, regarding certain intellectual property and confidential information of the Company. Mr. Kossmann has claimed that $30,000 is owed to him pursuant to his 2009-2010 Consulting Agreement with the Company. The Company has conducted an investigation into Mr. Kossmann's claim with the assistance of counsel and does not believe any money is due to him. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Note 11.	Subsequent Events

On September 10, 2010, Christina Domecq was appointed to our Board of Directors.

On September 30, 2010 Greg Goldberg submitted his resignation as a Director. On October 5, 2010 Georges Daou submitted his resignation as Chairman and Director.

On October 4, 2010 Douglas Toth was appointed as a Directorto fill a vacancy created by Messrs. Daou and Goldberg’s resignations.

On October 15, 2010 John Larkin was appointed to our Board of Directors to fill a vacancy created by Messrs. Daou and Goldberg’s resignations.

As of the date of this Report, our Board of Directors consists of  Douglas Toth, Christina Domecq, Gordon Samson and John Larkin.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Corporate History

We were incorporated in the State of Nevada on May 12, 2005.

From May 2005 through May 2009, we were in the mineral exploration stage during which time we never realized any revenues.

On April 27, 2010, pursuant to share purchase agreements (the “Purchase Agreements”), Phreadz, Inc. (f/k/a Atwood Minerals & Mining Corp.),  completed the acquisitions of Phreadz USA LLC and Universal Database of Music USA, LLC.  The acquisitions were accounted for as a recapitalization effected by a reverse merger, wherein Phreadz and UDM were considered the acquirer for accounting and financial reporting purposes.  The pre-merger assets and liabilities of the acquired entities have been brought forward at their book value and no goodwill has been recognized.  The consolidated accumulated deficit of Phreadz and UDM has been brought forward, and common stock and additional paid-in-capital of the combined Company have been retroactively restated to give effect to the exchange rates as set forth in the Purchase Agreements.

As a result of our acquisitions of Phreadz and UDM referred to in the paragraph above, we experienced a change in control and ceased to be a “shell” company as defined in Rule 12b-2 promulgated under the Exchange Act.

Overview

We intends to provide Internet and mobile phone users multimedia social networking forums and  communication channels to broadcast to worldwide audiences.   Our multimedia social platform, called Phreadz (pronounced freds), has similarities to both Facebook and Twitter.  However, this multimedia social platform was designed for users to move content between and among all major social networking sites and media and to create information and entertainment channels to publish multimedia entertainment and information to large audiences.

Phreadz will interact with all major multi-media platforms on the World Wide Web. Additionally, we believe that its entertainment database may be expanded to become one of the larger and more extensive databases of music that may be able to  provide a continually expanding multimedia music entertainment selection to its users.  The music database, which we call Universal Database of Music or UDM is complemented by music entertainment channels on Phreadz and graphical music discovery applications for internet browsers—which, we believe, will also become native to smart phones.

We believe that we have  two unique product lines – one centered on social media, the other on music.  Although these product lines are integrated, they also stand individually as distinct revenue categories and serve multiple markets.    Phreadz, rooted inconsumer interactive entertainment, may be able to benefit from revenue derived from two sources:  advertisers who are willing to pay their host to reach consumers and consumers who are interested in subscribing to the Phreadz network.

Results of Operations

We are in the development stage and consequently is subject to the risks associated with development stage companies, including the need for additional financing; the uncertainty of our technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger organizations; dependence on key personnel; and dependence on corporate partners and collaborators.  To achieve successful operations, we will require additional capital to continue research and development and marketing efforts.  No assurance can be given as to the timing or ultimate success of obtaining future funding.

The processes of developing new approaches to music database management, access, search for UDM and the novel SNS of Phreadz are inherently highly complex, time-consuming, expensive and uncertain.  We must make long-term investments and commit significant resources before knowing whether its development programs will result in products that will achieve market acceptance.  Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons.  Product candidates may be found ineffective or may take longer to progress through the beta trials than had been anticipated, may not be able to achieve the pre-defined endpoint due to changes in the environment, may fail to receive necessary approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.  For these reasons,  we are unable to predict the period in which material net cash inflows from its products and services will commence.

On a consolidated basis, we have generated no revenue from operations and incurred total operating expenses for the period from April 3, 2009 (dates of inception for Universal Database of Music USA, LLC (“UDM”) and Phreadz USA, LLC (“Phreadz LLC”) to August 31, 2010 of ($3,261,046).  For the three month period June 1, 2010 to August 31, 2010 we incurred total operating expenses of ($615,907) as compared to the same three month period of June 1, 2009 to August 31, 2009 of ($240,090).The increase is primarily from additional legal fees and D&O insurance related to our reverse merge transaction on April 27, 2010. The total net losses for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC) to August 31, 2010 was ($13,795,308). This is primarily on account of the non cash items of a $5,000,000 impairment of the UDM music database to fully impair the original attributed value, a $5,537,163 stock issuance expense on settlement of debt and the stock issuance expense of $1,000,632 in settlement of An April 2010 Exchange Agreement. The total net losses for the period June 1, 2010 to August 31, 2010 was ($617,663) compared to the same three month period of June 1, 2009 to August 31, 2009 of $274,493. have incurred no sales and marketing expenses to date.  We expect these expenses to increase as we emerge from our development stage.

Liquidity and Capital Resources

As of August 31, 2010, we had a working capital deficit of ($452,625) compared to a working capital deficit of ($191,383)  as of August 31, 2009. Cash and cash equivalents at August 31, 2010 was $214 a decrease of $159,046 from the balance of $159,260 as at May 31, 2010. Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

Operating Activities

Net cash used in operating activities for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC, respectively) to August 31, 2010 was ($1,755,934), and from June 1, 2010 to August 31, 2010 was approximately ($521,811)compared to the same period June 1, 2009 to August 31, 2009 of ($260,427). The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan and undertakes additional product development and the enforcing of intellectual propertyclaims.

Financing Activities

Net cash provided by financing activities for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC)  to August 31, 2010, was approximately $1,756,148.  and from June 1, 2010 to August 31, 2010 was approximately $ 363,000 compared to the same period June 1, 2009 to August 31, 2009 of $350,337. This consisted of net proceeds received from the issuance of notes payable and shares issued for cash.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of  note payables and further issuances of securities.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our audited financial statements for the year ended May 31, 2010 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting and disclosure controls.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect ourtransactions and dispositions of assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2010 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of August 31, 2010 we had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of August 31, 2010.

Our assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

1.	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

2.	There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments.

3.	There is a lack of formal processes and timelines for closing the books and records at the end of each reporting period.

4.
We currently have an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition this has resulted in a lack of controls over the issuance of our stock which resulted in names of holders being spelt incorrectly.

These weaknesses restrict our ability to timely gather, analyze and report information relative to the financial statements.

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

2.
We currently haveinsufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

3.
There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

1.
There is an inadequate segregation of duties consistent with control objectives.  Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

2.
There is a lack of top level reviews in place to review targets, product development, joint ventures or financing.  All major business decisions are carried out by our officers with Board of Directors approval when needed.

Accordingly, as the result of identifying the above material weaknesses, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.  Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for our business operations.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report herein.

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
4)	Consolidate all books and records into one accounting system
5)	Commence the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

(c) Changes in Internal Controls over Financial Reporting

We intend to undertake a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Plan of Remediation,” will be implemented by us in accordance with its plan of remediation, and when implemented, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the period  ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Reports on Form 8-K dated June 8, 2010 and July 16, 2010, which reports are incorporated herein by reference.

Item 3. Defaults upon Senior Securities

No report required.

Item 4. (Removed and Reserved)

No report required.

Item 5. Other Information

On October 15, 2010 John Larkin was appointed to our Board of Directors to fill the vacancy created by Messrs. Daou and Goldberg’s resignations.Mr. Larkin earned a bachelor’s degree in Business Administration from California State University, Northridge, in 1970. Mr. Larkin is active in LarkinRivero Business Management,LLC., and  also serves as a Director with the Bergen Foundation, the Light Foundation, the Raising Malawi Foundation and the Susan Strong Davis Foundation.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREADZ, INC.

Date: October 15, 2010	By:	/s/ Christina Domecq
Christina Domecq, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christina Domecq	Chief Executive Officer	October 15, 2010
Christina Domecq	(Principal Executive Officer)

/s/ Gordon A. Samson	Chief Financial Officer, Secretary, Treasurer and Director	October 15, 2010
Gordon A. Samson	(Principal Accounting and Financial Officer)

/s/ Douglas Toth	Chairman and Director	October 15, 2010
Douglas Toth

/s/ John Larkin	Director	October 15, 2010
John Larkin