Form 10-Q
period 2010-11-30
Phreadz, Inc.
filed 2011-01-10
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-52511

PHREADZ, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0471052

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:[68,741,376] Shares of $0.001 par value common stock outstanding as of January 7, 2010.

PART I. Financial Information

Item 1. Interim Financial Statements.

The accompanying unaudited consolidated financial statements of  Phreadz, Inc. ("Phreadz) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and, should be read in conjunction with the audited financial statements and notes thereto contained in Phreadz's Annual Report Form 10-K filedwith the SEC on September 13, 2010. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in our Annual Report onForm 10-K filedwith the SEC on September 13, 2010have been omitted.

PHREADZ, INC.
(A Development Stage Company)

Unaudited Financial Statements
(Expressed in U.S. Dollars)

November 30, 2010

PHREADZ, INC. (A Development Stage Company)
Consolidated Balance Sheets
November 30, 2010 and May 31, 2010
(Expressed in U.S. Dollars) (Unaudited)
	November 30, 2010	May 31, 2010
ASSETS
Current
Cash	$-	$159,025
Prepaids	-	25,000
Total current assets	-	184,025

Total Assets	$-	$184,025

LIABILITIES
Current
Bank overdraft	$1,088	$-
Accounts payable	439,213	336,448
Accrued liabilities	2,829	2,829
Interest payable	15,887	14,664
Memberholder loan	2,046	2,046
Notes payable	26,000	241,000
Stock issuance liability	-	1,000,632
Total current liabilities	487,063	1,597,619
Total Liabilities	$487,063	$1,597,619

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Share capital
Authorized:
525,000,000 Shares of common stock par value $0.001
Issued, allotted and outstanding:
68,021,376 and 61,753,867 shares as of November 30, 2010 and May 31, 2010, respectively	68,021	61,754
Additional paid-in capital	13,436,662	11,702,297
Deficit accumulated during development stage	(13,991,746)	(13,177,645)
Total stockholders’ (deficiency) equity	(487,063)	(1,413,594)
Total liabilities and stockholders’ (deficiency) equity	$-	$184,025

The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to November 30, 2010	Page 1 of 1
(Expressed in U.S. Dollars)(Unaudited)

						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders'
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)

Shares issued for property April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$-	$4,999,922
Shares issued for cash May 28, 2010	12,480,000	$12,480	$(12,390)	-	-	$90
Net Loss April 3, 2009 (Inception) to May 31, 2010	-	-	-	-	$(186,902)	$(186,902)
Balance, May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110
Subscription receivable	-	-	-	$90	-	$90
Shares issued for cash August 25, 2009	23,136,000	$23,136	$(22,991)	-	-	$145
Shares issued for cash March 10, 2010	5,782,400	$5,782	$(5,746)	-	-	$36
Recapitalization due to reverse merger	42,700,000	$42,700	$(83,243)	-	-	$(40,543)
Shares cancelled due to reverse merger	(32,712,176)	$(32,712)	$32,712	-	-	$-
Issuance of common stock @ $0.15 May 20, 2010	1,933,333	$1,933	$288,067	-	-	$290,000
Issuance of common stock in settlement
of notes payable May 31, 2010	6,514,310	$6,515	$6,507,796	-	-	$6,514,311
Net loss for the year ending May 31, 2010					$(12,990,743)	$(12,990,743)
Balance, May 31, 2010	61,753,867	$61,754	$11,702,297	$-	$(13,177,645)	$(1,413,594)
Shares issued for cash on June 8, 2010 @ $0.15	1,333,333	$1,333	$198,667	-	-	200,000
Exchange agreement issuance June 22, 2010	1,334,176	$1,334	$999,298	-	-	1,000,632
Shares issued for cash on July 16, 2010 @ $0.15	2,520,000	$2,520	$375,480	-	-	378,000
Net loss for the period June 1, 2010 to August 31, 2010					$(617,663)	$(617,663)
Balance, August 31, 2010	66,941,376	$66,941	$13,275,742	$-	$(13,795,308)	$(452,625)
Shares issued for cash on November 1, 2010	1,080,000	$1,080	$160,920	-	-	$162,000
Net loss for the period September 1, 2010 to November 30,2010					$(196,438)	$(196,438)
Balance, November 30, 2010	68,021,376	$68,021	$13,436,662	$-	$(13,991,746)	$(487,063)

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the three and six months ended November 30, 2010 and 2009 and the period from April 3, 2009 (inception) to November 30, 2010
(Expressed in U.S. Dollars)(Unaudited)
	From Inception Date of April 3, 2009 to November 30, 2010	For the Six Months ended November 30, 2010	For the Six Months ended November 30, 2009	For the Three Months ended November 30, 2010	For the Three Months ended November 30, 2009

Revenue	$-	$-	$-	$-	$-

Accounting	86,243	32,604	25,959	4,957	10,812
Consulting	1,587,284	496,610	429,723	163,915	231,326
Corporate finance fees	52,530	37,530	-	15,390	-
Financing expense	1,000,632	-	-	-	-
G&A	129,521	89,403	20,088	(14,572)	18,280
Legal	423,868	101,883	125,745	22,342	125,745
Travel	213,993	90,900	70,902	40,990	46,165
Operating loss	(3,494,069)	(848,930)	(672,417)	(233,022)	(432,328)
Other expense
Impairment of IP music database	(5,000,000)	-	-	-	-
Interest expense (related party)	(219,127)	(2,275)	(62,990)	(519)	(28,587)
Gain on forgiveness of debt	258,613	37,104	-	37,104	-
Loss on settlement of debt	(5,537,163)	-	-	-	-
Net loss for the year	$(13,991,746)	(814,100)	(735,407)	(196,437)	(460,915)
Loss per share – basic and diluted
Net loss		$(.01)	(.02)	(.003)	$(.01)

Weighted average number of common shares outstanding - basic and diluted		66,285,162	37,536,000	67,289,376	37,536,000

The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six months ended November 30, 2010 and 2009 and the period from April 3, 2009 (inception) to November 30, 2010
(Expressed in U.S. Dollars)(Unaudited)

	From Inception Date of April 3, 2009 to November 30, 2010		For the Six Months ended November 302010		For the Six Months endedNovember 30, 2009
Cash flows from (used in) operating activities
Net loss for the year		$(13,991,746)		$(814,100)		$(735,407)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
- Impairment of IP music database		5,000,000		-		-
- Loss on acquisition of Atwood		(44,361)		-		-
- Loss on settlement of debt		5,537,163		-		-
Changes in operating assets and liabilities:
- (Increase) Decrease in Accrued liabilities		2,829		-		-
- (Increase) Decrease in Accounts payable		439,214		102,765		116,945
- (Increase) Decrease in Capitalized Interest		121,147		-		-
- (Increase) Decrease in Interest payable		15,887		1,222		62,990
- (Increase) Decrease in Prepaids		-		25,000		(25,000)
- (Increase) Decrease in Stock issuance liabilities		1,000,632		-		-
- (Increase) Decrease in Subscription receivable		-		-		(289)
Net cash provided by operating activities		(1,919,235)		(685,113)		(580,761)
Cash flows from (used in) investing activities
Purchase of Capital Assets		-		-		-

Net cash (used) provided by investing activities		-		-		-
Cash flows from (used in) financing activities
Proceeds from note(s) payable (net)		886,000		(215,000)		525,000
Proceeds from Shareholder loan		2,045		-		-
Shares issued for cash		1,030,102		740,000		289
Net cash (used) provided by financing activities		1,918,147		525,000		525,289
Increase in cash and cash equivalents		(1,088)		(160,113)		(55,472)
Effect of exchange rate on cash
Cash and cash equivalents, beginning of year		-		159,025		69,350
Cash and cash equivalents , end of period		$(1,088)		$(1,088)		$13,878
Cash and cash equivalents represented by:
Cash	$		$		$

The accompanying notes are an integral part of these financial statements.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
(Expressed in U.S. Dollars)

Note 1.                 Organization and Summary of Significant Accounting Policies

On April 27, 2010 pursuant to share purchase agreements (the “Purchase Agreements”), Phreadz, Inc. completed the acquisitions of Phreadz USA, LLC (“Phreadz LLC”) and Universal Database of Music USA, LLC (“UDM”).The acquisitions were accounted for as a recapitalization effected by a reverse merger, wherein Phreadz and UDM were considered the acquirer for accounting and financial reporting purposes.  The pre-merger assets and liabilities of the acquired entities have been brought forward at their book value and no goodwill has been recognized.  The consolidated accumulated deficit of Phreadz LLC and UDM has been brought forward, and common stock and additional paid-in-capital of the combined Company have been retroactively restated to give effect to the exchange rates as set forth in the Purchase Agreements.

As set forth above, on April 27, 2010 (the “Closing Date”) and pursuant to the terms and conditions of the Purchase Agreements, we: (i) consummated the acquisitions of Phreadz LLC and UDM, and (ii) each of Phreadz LLC and UDM became our wholly owned subsidiary. More specifically, pursuant to and in connection with the Purchase Agreements:

•
in exchange for 100% of the issued and outstanding membership interests of Phreadz LLC, we issued to the holders of the Phreadz LLC membership interests an aggregate of 21,659,200 shares of our common stock; and

•	in exchange for 100% of the issued and outstanding membership interests of UDM, we issued to the holders of the UDM membership interests an aggregate of 21,659,200 shares of our common stock.

•	in addition, pursuant to the terms of the Purchase Agreements, 32,712,176 shares of our issued and outstanding common stock previously held by certain stockholders were cancelled..

As a result of the acquisitions of Phreadz LLC and UDM, we experienced a change in control and ceased to be a “shell” company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Phreadz LLC was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street #202, Flemington, New Jersey 08822.  Since its inception, Phreadz LLC has not undertaken any material business activities.

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
(Expressed in U.S. Dollars)

Note 1.                 Organization and Summary of Significant Accounting Policies (continued)

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($13,991,746), operating activities have used cash of ($1,919,235)  and the Company has a stockholders’ deficit of ($487,063) as of November 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Phreadz LLC and UDM. All intercompany accounts and transactions have been eliminated in consolidation.

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
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

Recent accounting pronouncements

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the sole authoritative source for Generally Accepted Accounting Principles (GAAP) in the United States of America and superceded all previous Level a – d sources of US GAAP.

In September 2006, the FASB issued SFAS No. 157 (Codification reference ASC 820), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy (i.e., Levels 1, 2 and 3) to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (Codification reference ASC 820), “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 for financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial statements.

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

Determination of Fair Value

At November 30, 2010, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
(Expressed in U.S. Dollars)

Note 4.                 Income Taxes

As of November 30, 2010, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately ($13,991,746)  that may be offset against future taxable income through 2030.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

A member of the Company loaned $200,000 to the Company pursuant to a Note(s) Payable Agreement dated August 10, 2009. The loan terms include a $16,000 interest bonus and accrues simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2010. Interest accrued at the rate of 8% annually and was $15,887.20 for the period April 3, 2009 (inception) to November 30, 2010. As of May 31, 2010, this Note(s) Payable was in default and as of August 3, 2010, $190,000 of the outstanding amount has been repaid with $26,000 outstanding.

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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
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

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
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

On October 4, 2010 Mr. Toth was appointed to our Board of Directors and as Chairman. Mr. Toth has been working as an independent management consultant where he identified, evaluated opportunities and assisted companies and individuals within a variety of industries including: manufacturing, retail and distribution,  media, advertising and technology. In addition he managed special projects for financial, compliance, operations and information systems of the companies for which he consulted

On October 15, 2010, John Larkin was appointed to our Board of Directors. Mr. Larkin earned a bachelor’s degree in Business Administration from California State University, Northridge, in 1970. Mr. Larkin is active in LarkinRivero Business Management, LLC., and  also serves as a Director with the Bergen Foundation, the Light Foundation, the Raising Malawi Foundation and the Susan Strong Davis Foundation.

On June 15, 2010, our Board of Directors appointed Christina Domecq to serve as our chief executive officer.  Ms. Domecq’s employment commenced on July 5, 2010 and we entered into an employment agreement with Ms. Domecq.  The agreement provides for an annual base salary during the term of the agreement of $250,000, subject to potential upwards adjustments at the discretion of the compensation committee of the Board of Directors. Ms. Domecq is eligible to receive a bonus of up to 100% of her then current base salary, with 50% of such bonus to be awarded at the discretion of the Board of Directors or the compensation committee and the remaining 50% subject to achievement of milestones to be established by Ms. Domecq, the Board of Directors and the compensation committee.  Immediately upon our establishment of an employee stock option plan, we agreed to grant Ms. Domecq an option to purchase 6,748,316 shares of our common stock.  The option shall have an exercise price equal to the fair market value of our common stock as of the date of the employment agreement.  The option shall vest as follows:  (1) 25% on July 5, 2011 and (2) the remaining 75%  in 18 equal monthly installments beginning July 5, 2011.

On November  9, 2010, Christina Domecq submitted her resignation as Director and CEO. The resignation was accepted. Ms. Domecq’s resignation was not based upon any disagreement with us on any matter relating to our operations, policies or practices.

As of the date of this Report, our Board of Directors consists of  Douglas Toth, Gordon Samson and John Larkin.

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
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
For the period from April 3, 2009 (Inception) to November 30, 2010
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

On July 16, 2010, we entered into a Unit Purchase Agreements with thirteen (13) accredited investors pursuant to which the Purchasers purchased 14 Units at a Purchase Price of $27,000 per Unit for an aggregate

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
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

On November 1, 2010 we entered into Unit Purchase Agreements with five (5) accredited investors pursuant to which the Purchasers (the November 1st Purchasers) pursuant to which the November 1st Purchasers purchased 6.00 Units at a purchase price of $27,000 per Unit, for an aggregate purchase price of $162,000.00. Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, the November 1st Purchasers received 1,080,000 shares of common stock; a Series A Warrant to purchase 540,000 shares of common stock; and a Series B Warrant to purchase 540,000 shares of common stock.

Southridge Investment Group LLC., an SEC Registered Broker/Dealer, Member FINRA/SIPC (“Southridge”) acted as placementagent in connection with the sale of the six (6) Units referred to above in the preceding paragraph.  Southridge received $15,390 in commissions and 45,000 Series A Warrants and 45,000 Series B

PHREADZ, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to November 30, 2010
(Expressed in U.S. Dollars)

Note 8.	Warrants(continued)

Warrants.  We also paid $2,000 in escrow fees in the offering.  The net proceeds of the offering after payments of the commissions and expenses was approximately $144,610.

The Company analyzed the beneficial nature of the 10,119,488 Series A Warrants and 10,119,488 Series B Warrants based on the conversion terms described above and determined that no material beneficial conversion feature exists.

Note 9.	Common Stock

The acquisition of Phreadz LLC and UDM by the Company on April 27, 2010 was accounted for as a recapitalization by the Company. The recapitalization was the merger of two private LLCs into a non-operating public shell corporation (the Company) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre-acquisition consolidated financial statements of Phreadz LLC and UDM are treated as the historical financial statements of the consolidated Company. Therefore the capital structure of the consolidated enterprise, being the capital structure of the legal parent, is different from that appearing in the financial statements of Phreadz LLC and UDM in earlier periods due to the recapitalization.

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

8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.

Note 10.	Contingencies

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

On December 3, 2010  we entered into a Stock Purchase Agreement with a single accredited investor pursuant to which the Purchaser purchased acquired 720,000 of our shares for proceeds of $108,000.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles.  The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements.  We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Management has discussed the development and selection of these critical accounting estimates with the Board of Directors (“BOD”).  In addition, there may be other items within our financial statements that require estimation, but are not deemed critical as defined above.  Changes in estimates used in these and other items could have a material impact on our financial statements.

Contingencies

The Company accrues for contingent obligations, including estimated management support agreements and legal costs, when the obligation is probable and the amount can be reasonably estimated.  As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements.  Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

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

Comparison of the six months ended November 30, 2010 with the six months ended November 30, 2009

Operating expenses for the period from June 1, 2010 to November 30, 2010was ($848,930), compared to the same six month period June 1, 2009 to November 30, 2009 of ($672,417). This increase in operating expenses is due primarily to an increase in G&A costs of the company as it proceeds in its business plan and an increase in finance fees related to the equity financings the company has undertaken. The total net losses for the period from June 1, 2010 to November 30, 2010 was ($814,100), compared to the same period in 2009 of ($735,407). This is primarily due to the increase in operating costs in the 2010 six month period and partially offset by higher related party interest costs in the 2009 six month period where financing the company was accomplished on a debt basis. We have incurred no sales and marketing expenses to date, however  we expect these expenses to increase as we emerge from our development stage.

Operating Activities

Cash used in operating activities for the period from June 1, 2010 to November 30, 2010  was ($685,113), and from June 1, 2009 to November 30, 2009 was approximately ($580,761).   The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan and undertakes additional product development and the enforcing of intellectual property claims.

Financing Activities

Net cash provided by financing activities for the period from June 1, 2010 to November 30, 2010 was approximately (160,113), and from June 1, 2009 to November 30, 2009 was approximately ($55,472). This consisted of net proceeds received from the issuance of notes payable in 2009, settlement of some of those notes in 2010 and shares issued for cash in the 2010 period.

From April 3, 2009 inception (dates of inception for Universal Database of Music USA, LLC (“UDM”) and Phreadz USA, LLC (“Phreadz LLC”)to the period end November 30, 2010

On a consolidated basis, we have incurred operating expenses for the period from April 3, 2009 (dates of inception for Universal Database of Music USA, LLC (“UDM”) and Phreadz USA, LLC (“Phreadz LLC”) to November 30, 2010 of ($3,494,069).  The total net losses for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC) to November 30, 2010 was ($13,991,746). This is primarily on account of the non cash items of a $5,000,000 impairment of the UDM music database to fully impair the original attributed value, a $5,537,163 stock issuance expense on settlement of debt and the stock issuance expense of $1,000,632 in settlement of An April 2010 Exchange Agreement.

Operating Activities

Net cash used in operating activities for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC, respectively) to November 30, 2010 was ($1,919,236).The primary reason for the difference between total net losses and net cash used in operations is the non cash items of a $5,000,000 impairment of the UDM music database to fully impair the original attributed value, a $5,537,163 stock issuance expense on settlement of debt and the stock issuance expense of $1,000,632 in settlement of an April 2010 Exchange Agreement.

Financing Activities

Net cash provided by financing activities for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC)  to August 31, 2010, was approximately $1,918,148. This consisted of net proceeds received from the issuance of notes payable and shares issued for cash.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of securities.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2010 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of November 30, 2010 we had material weaknesses in its internal control procedures.

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

Plan of Remediation

We are committed to improving our financial organization.  As part of this commitment, we plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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
4)	Commence the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

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

Item 1A. Risk Factors

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Reports on Form 8-K dated June 8, 2010, July 16, 2010, and November 16, 2010 which reports are incorporated herein by reference.

Item 3. Defaults upon Senior Securities

No report required.

Item 4. (Removed and Reserved)

No report required.

Item 5. Other Information

On  December 3, 2010  we entered into a Stock Purchase Agreement with a single accredited investor pursuant to which the Purchaser purchased acquired 720,000 of our shares for proceeds of $108,000.

On November 9, 2010, we entered into a letter of intent to acquire 100% of  Zonein2, Inc., in a share exchange agreement.  Zonein2 is a private company registered in the State of California and is the owner of the social media system operated on the web site www.zonein2.com. This proposed acquisition is subject to the preparation, execution and performance of "Definitive Agreements" containing such additional terms, conditions, covenants, representations and warranties as the parties thereto may in good faith require.

Under the terms of the letter of intent, we will own 100% of the common shares of Zonein2 by issuing eight million, seven hundred fifty thousand  (8,750,000) shares of our common stock in exchange, and, raising not less than $500,000 in working capital to close concurrently or as agreed with the proposed closing of this transaction.

Completion of the transaction is subject to completion of due diligence and the parties entering into formal agreements. There is no assurance that the transaction will be completed on the terms contemplated or at all.

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

PHREADZ, INC.

Date:	January 10, 2011	By:	/s/ Douglas Toth

Douglas Toth, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Toth	Chief Executive Officer	January 10, 2011

Douglas Toth	(Principal Executive Officer)

/s/ Gordon A. Samson	Chief Financial Officer, Secretary, Treasurer and Director	January 10, 2011

Gordon A. Samson	(Principal Accounting and Financial Officer)

/s/ John Larkin	Director	January 10, 2011

John Larkin