Form 10-Q
period 2011-02-28
Phreadz, Inc.
filed 2011-04-14
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 28, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-52511

BIZZINGO, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0471052 (IRS Employer Identification No.)

Suite 202, 63 Main Street, Flemington, New Jersey08822
(Address of Principal Executive Offices)

(908) 968-0838
(Registrant's telephone, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthepast12monthsand (2)has been subject to such filing requirements for the past 90days.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: [73,241,376] Shares of $0.001 par value common stock outstanding as of April 11, 2011.

PART I. Financial Information

Item 1. Interim Financial Statements.

The accompanying unaudited consolidated financial statements of  Bizzingo, Inc. ("Bizzingo) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and, should be read in conjunction with the audited financial statements and notes thereto contained in Phreadz's Annual Report Form 10-K filed with the SEC on September 13, 2010. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in our Annual Report on Form 10-K filed with the SEC on September 13, 2010 have been omitted.

BIZZINGO, INC.
(A Development Stage Company)

Unaudited Financial Statements
(Expressed in U.S. Dollars)

February 28, 2011

BIZZINGO, INC. (A Development Stage Company)
Consolidated Balance Sheets
February 28, 2011 and May 31, 2010
(Expressed in U.S. Dollars) (Unaudited)
	February 28, 2011		May 31, 2010
ASSETS
Current
Cash		$49,012	$159,025
Prepaids		-	25,000
Travel advance		20,000
Total current assets		69,012	184,025

Total Assets		$69,012	$184,025

LIABILITIES
Current
Bank overdraft	$		$-
Accounts payable		452,410	336,448
Accrued liabilities		2,829	2,829
Interest payable		87,898	14,664
Memberholder loan		2,046	2,046
Notes payable		136,000	241,000
Stock issuance liability		-	1,000,632
Total current liabilities		681,183	1,597,619
Total Liabilities		$681,183	$1,597,619

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Share capital
Authorized:
525,000,000 Shares of common stock par value $0.001
Issued, allotted and outstanding:
70,741,376 and 61,753,867 shares as of February 28, 2011 and May 31, 2010, respectively		70,741	61,754
Additional paid-in capital		14,741,942	11,702,297
Deficit accumulated during development stage		(15,424,854)	(13,177,645)
Total stockholders’ (deficiency) equity		(612,171)	(1,413,594)
Total liabilities and stockholders’ (deficiency) equity		$69,012	$184,025

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to February 28, 2011
(Expressed in U.S. Dollars)(Unaudited)

						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders'
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)

Shares issued for property April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	-	$4,999,922
Shares issued for cash May 28, 2010	12,480,000	$12,480	$(12,390)	-	-	$90
Net Loss April 3, 2009 (Inception) to May 31, 2010	-	-	-	-	$(186,902)	$(186,902)
Balance, May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110
Subscription receivable	-	-	-	$90	-	$90
Shares issued for cash August 25, 2009	23,136,000	$23,136	$(22,991)	-	-	$145
Shares issued for cash March 10, 2010	5,782,400	$5,782	$(5,746)	-	-	$36
Recapitalization due to reverse merger	42,700,000	$42,700	$(83,243)	-	-	$(40,543)
Shares cancelled due to reverse merger	(32,712,176)	$(32,712)	$32,712	-	-	$-
Issuance of common stock @ $0.15 May 20, 2010	1,933,333	$1,933	$288,067	-	-	$290,000
Issuance of common stock in settlement
of notes payable May 31, 2010	6,514,310	$6,515	$6,507,796	-	-	$6,514,311
Net loss for the year ending May 31, 2010					$(12,990,743)	$(12,990,743)
Balance, May 31, 2010	61,753,867	$61,754	$11,702,297	$-	$(13,177,645)	$(1,413,594)
Shares issued for cash on June 8, 2010 @ $0.15	1,333,333	$1,333	$198,667	-	-	$200,000
Exchange agreement issuance June 22, 2010	1,334,176	$1,334	$999,298	-	-	$1,000,632
Shares issued for cash on July 16, 2010 @ $0.15	2,520,000	$2,520	$375,480	-	-	$378,000
Net loss for the period June 1, 2010 to August 31, 2010					$(617,663)	$(617,663)
Balance, August 31, 2010	66,941,376	$66,941	$13,275,742	$-	$(13,795,308)	$(452,625)
Shares issued for cash on November 1, 2010	1,080,000	$1,080	$160,920	-	-	$162,000
Net loss for the period September 1, 2010 to November 30,2010					$(196,438)	$(196,438)
Balance, November 30, 2010	68,021,376	$68,021	$13,436,662	$-	$(13,991,746)	$(487,063)

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to February 28, 2011
(Expressed in U.S. Dollars)(Unaudited)

						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders'
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)

Shares issued for cash on December 3, 2010	720,000	$720	$107,280	-	-	$108,000
Shares issued for services January 31, 2011	2,000,000	$2,000	$1,198,000	-	-	$1,200,000
Net loss for the period December 1, 2010 to February 28, 2011					$(1,433,108)	$(1,433,108)
Balance, February 28, 2011	70,741,376	$70,741	$14,741,942	-	$(15,424,854)	$(612,171)

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the three and nine months ended February 28, 2011 and 2010 and the period from April 3, 2009 (inception) to February 28, 2011
(Expressed in U.S. Dollars) (Unaudited)

	From Inception Date of April 3, 2009 to February 28, 2011	For the Nine Months ended February 28, 2011	For the Nine Months ended February 28, 2010	For the Three Months ended February 28, 2011	For the Three Months ended February 28, 2010

Revenue	$-	$-	$-	$-	$-

Accounting	96,389	42,750	26,105	10,147	147
Consulting	2,905,284	1,816,610	541,823	1,320,000	112,100
Corporate finance fees	52,530	37,530	15,000	-	15,000
Financing expense	1,000,632	-	-	-	-
G&A	140,591	98,472	19,730	9,069	451
Legal	425,690	103,705	125,745	1,823	-
Product development	50,890	50,890	-	50,890	-
Travel	218,554	95,464	71,712	4,561	-
Operating loss	(4,890,560)	(2,245,421)	(800,115)	(1,396,490)	(127,698)
Other expense
Impairment of IP music database	(5,000,000)	-	-	-	-
Interest expense (related party)	(291,137)	(74,285)	(89,253)	(72,011)	(26,262)
Gain on forgiveness of debt	294,006	72,497	-	35,393	-
Loss on settlement of debt	(5,537,163)	-	-	-	-
Net loss for the year	$(15,424,854)	(2,247,209)	(889,368)	(1,433,108)	(153,961)
Loss per share – basic and diluted Net loss		$(.03)	(.03)	(.02)	$(.00)
Weighted average number of common shares outstanding - basic and diluted		67,295,821	31,433,529	69,339,598	37,536,000

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine months ended February 28, 2011 and 2010 and the period from April 3, 2009 (inception) to February 28, 2011
(Expressed in U.S. Dollars) (Unaudited)

	From Inception Date of April 3, 2009 to February 28, 2010		For the Nine Months ended February 28, 2011		For the Nine Months ended February 28, 2010
Cash flows from (used in) operating activities
Net loss for the year		$(15,424,854)		$(2,247,209)		$(889,368)
Adjustments to reconcile net loss to net cash Provided by operating activities:
- Impairment of IP music database		5,000,000		-		-
- Loss on acquisition of Atwood		(44,361)		-		-
- Loss on settlement of debt		5,537,163		-		-
- Shares issued for services		1,200,000		1,200,000
Changes in operating assets and liabilities:
- (Increase) Decrease in Accrued liabilities		2,829		-		-
- (Increase) Decrease in Accounts payable		452,411		115,962		116,945
- (Increase) Decrease in Capitalized Interest		121,147		-		50,000
- (Increase) Decrease in Interest payable		87,899		73,234		39,253
- (Increase) Decrease in Prepaids		-		25,000		(10,761)
- (Increase) Decrease in Stock issuance liabilities		1,000,632		-		-
- (Increase) Decrease in Subscription receivable		-		-		-
- (Increase) Decrease in Travel advance		(20,000)		(20,000)
Net cash provided by operating activities		(2,087,135)		(853,013)		(693,931)
Cash flows from (used in) investing activities
Purchase of Capital Assets		-		-		-

Net cash (used) provided by investing activities		-		-		-
Cash flows from (used in) financing activities
Proceeds from note(s) payable (net)		996,000		(105,000)		625,000
Proceeds from Shareholder loan		2,045		-		4,000
Shares issued for cash		1,138,102		848,000		-
Net cash (used) provided by financing activities		2,136,147		743,000		629,000
Increase in cash and cash equivalents		49,012		(110,013)		(64,931)
Effect of exchange rate on cash
Cash and cash equivalents, beginning of year		-		159,025		69,350
Cash and cash equivalents , end of period		$49,012		$49,012		$4,419
Cash and cash equivalents represented by:
Cash	$		$		$

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
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

Phreadz LLC was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street #202, Flemington, New Jersey 08822. The Company began paying $935.00 per month on a month by month basis this quarter to a related party Groupmark Financial Services Ltd. (“Groupmark”).

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
(Expressed in U.S. Dollars)

Note 1.	Organization and Summary of Significant Accounting Policies (continued)

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($15,424,854), operating activities have used cash of ($2,087,135)  and the Company has a stockholders’ deficit of ($612,171) as of February 28, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2010
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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
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

Determination of Fair Value

At February 28, 2011, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
(Expressed in U.S. Dollars)

Note 4.	Income Taxes

As of February 28, 2011, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately ($15,424,854)  that may be offset against future taxable income through 2031.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

A member of the Company loaned $200,000 to the Company pursuant to a Note(s) Payable Agreement dated August 10, 2009. The loan terms include a $16,000 interest bonus and accrues simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2010. Interest accrued at the rate of 8% annually and was $16,400.08 for the period April 3, 2009 (inception) to February 28, 2011. As of May 31, 2010, this Note(s) Payable was in default and as of August 3, 2010, $190,000 of the outstanding amount has been repaid with $26,000 outstanding.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
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

On October 31, 2010 Gordon Samson and Groupmark Financial Services, Ltd. forgave $12,976.00 and $24,128.26 respectively in outstanding amounts owed. On February 28, 2011 our former CEO, Christina Domecq forgave $35,393.10 in outstanding accrued management fees. This has created a total gain on forgiveness of debt of $72,497.36.

On February 21, 2011 the Company entered in a promissory note for $110,000.00 The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense of $210.96 was accrued to February 28, 2011.

A member of the Company loaned $2,046 to the Company on no terms.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
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

On January 28, 2011, John Larkin submitted his resignation as Director. The resignation was accepted. Mr. Larkin’s resignation was not based upon any disagreement with us on any matter relating to our operations, policies or practices.

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

On February 7, 2011, Gilbert Davilia was appointed to our Board of Directors. Mr. Dávila is the CEO of Dávila Multicultural Insights (DMI) - a consulting company specializing in providing strategic guidance and opportunities to corporations on Multicultural Marketing and Business Development. Prior to founding DMI, Mr. Dávila led some of America’s top blue chip companies in their general and multicultural marketing and strategies, and business development efforts. His executive experience in all aspects of marketing, brand management, strategic planning, sales promotions, and customer relationship management helped companies like Procter & Gamble, Coca Cola USA, Sears, Roebuck and Company, and The Walt Disney Company increase their revenue by targeting new and growing demographics.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
(Expressed in U.S. Dollars)

Note 6.	Related Parties (continued)

As of the date of this Report, our Board of Directors consists of Douglas Toth, Gordon Samson and Gilbert Davila.

Note 7.	Commitments

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

On August 1, 2010, we entered into a First Amendment to Employment Agreement with Jacques Krischer which provided for the changes described herein to the Krischer Agreement. The position title President - Music Division has been changed to Chief Strategy Officer ("CSO") with the scope of the responsibilities remaining the same. Other new terms include; i) an option grant of one million shares under a vesting schedule subject to the adoption by the Company of an employee Stock Option Plan, ii) eligibility to earn an annual cash bonus of not less than $150,000 subject to milestones. iii) a base monthly salary of $15,000, and, iv) twenty five (25) paid vacation days each calendar year subject to Company policies regarding same.

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

Mr. Kossmann is a UK resident and the process of completing a H-1B work visa was never started. Mr. Kossmann invoiced the Company for services through his consulting agreement with Phreadz USA, LLC. Subsequent to the close of the reverse merger and up until his resignation Mr. Kossmann continued invoicing for services.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
(Expressed in U.S. Dollars)

Note 8.	Warrants (continued)

On July 16, 2010, we entered into a Unit Purchase Agreements with thirteen (13) accredited investors pursuant to which the Purchasers purchased 14 Units at a Purchase Price of $27,000 per Unit for an aggregate purchase price of $378,000. Each Unit purchased consisted of (a) one hundred eighty thousand (180,000) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”); (b) a.Series A Warrant  (the “Series A Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.30 per share; and (c) a Series B Warrant (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.60 per share.  Accordingly, in total, purchasers received 2,520,000 shares of Common Stock (the “Shares”); a Series A Warrant to purchase 1,260,000 shares of Common Stock and a Series B Warrant to purchase 1,260,000 shares of Common Stock

Southridge Investment Group LLC. an SEC Registered Broker/Dealer, Member FINRA/SIPC (“Southridge”) acted as placement agent in connection with the sale of the 13 Units referred to above in the preceding paragraph.  Southridge received $22,140 in commissions and expenses and 54,000 Series A Warrants and 54,000 Series B Warrants.  We also paid $3,500 in escrow fees.  The net proceeds of the offering after payments of the commissions and expenses and escrow fees were approximately $352,360.

In April 2010 the Company entered into an Exchange Agreement with Professional Capital Partners, Ltd.(“PCP”),  pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company’s common stock (the "Original Shares") for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company’s common stock; (ii) a Series A Warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share.

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

Southridge Investment Group LLC., an SEC Registered Broker/Dealer, Member FINRA/SIPC (“Southridge”) acted as placement agent in connection with the sale of the six (6) Units referred to above in the preceding paragraph.  Southridge received $15,390 in commissions and 45,000 Series A Warrants and 45,000 Series B Warrants.  We also paid $2,000 in escrow fees in the offering.  The net proceeds of the offering after payments of the commissions and expenses was approximately $144,610.

Note 8.	Warrants (continued)

On December 3, 2010 we entered into a Unit Purchase Agreement with one (1) accredited investor pursuant to which the Purchaser (the December 3, 2010 Purchaser) pursuant to which the Purchaser purchased 4.00 Units at a purchase price of $27,000 per Unit, for an aggregate purchase price of $108,000.00. Each Unit purchased consisted of: (a) one hundred eighty thousand (180,000) shares of the Company’s common stock; (b) a Series A Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.30 per share; and (c) a Series B Warrant to purchase ninety thousand (90,000) shares of common stock at an exercise price of $0.60 per share.  Accordingly, the December 3, 2010 Purchaser received 720,000 shares of common stock; a Series A Warrant to purchase 360,000 shares of common stock; and a Series B Warrant to purchase 360,000 shares of common stock.

The Company analyzed the beneficial nature of the 10,479,488 Series A Warrants and 10,479,488 Series B Warrants based on the conversion terms described above and determined that no material beneficial conversion feature exists.

For certain of the Purchasers described above the Unit Purchase Agreement granted Registration Rights which contained certain rights which included Liquidated Damages. “The Company will be obligated to pay investor a fee equal to 1.0% (which will increase to 2.0% after the first 30 days)  of such investor's purchase price for each 30 day period (pro-rated for partial periods); provided that such damages shall be capped at 12% of such investor’s total purchase price.

If the Company fails to pay any partial liquidated damages pursuant to paragraph 2) b) & c) of the Registration Rights Agreement in full within 7 days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

We have not yet filed a Registration Statement, we have a certain number of the Purchaser’s who are entitled to Liquidated Damages as described herein. Accordingly, we have accrued an interest expense as Liquidated Damages for those Purchaser’s that this applies to in the amount of $71,286.90. We expect to file a Registration Statement in the near term.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to February 28, 2011
(Expressed in U.S. Dollars)

Note 9.	Common Stock (continued)

8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.
12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.
13.	On January 31, 2010 by resolution the Board caused 2,000,000 shares to be issued for services

Note 10.	Contingencies

Approximately August 14, 2010, a dispute arose between former Phreadz-division President Jonathan Kossmann and Phreadz, regarding certain intellectual property and confidential information of the Company. Mr. Kossmann has claimed that $30,000 is owed to him pursuant to his 2009-2010 Consulting Agreement with the Company. The Company has conducted an investigation into Mr. Kossmann's claim with the assistance of counsel and does not believe any money is due to him. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, injunctive relief against us or damage to our reputation. Potential litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.

Note 11.	Subsequent Events

On March 9, 2011a Schedule 14C Information Statement was filed and subsequently mailed to all shareholders on or about February 15, 2011. Shareholder approval was obtained by majority consent to change our name to Bizzingo, Inc. to reflect the evolution of our business plan.

On March 30, 2011 our name change to Bizzingo, Inc. became effective with the Nevada Secretary of State. On April 5, 2011 we were informed from OTC Corporate actions at FINRA that they were reviewing information provided by the Company regarding this name change.

The November 9, 2010 LOI with Zonein2, Inc., was abandoned and on March 15, 2011, we executed an Asset Purchase Agreement (“APA”) with Zonein2, Inc., (“Zonein2”) a California corporation pursuant to which we agreed to acquire only certain assets (the “computer code”) for the purchase price of Two Million (2,500,000) shares of our common stock payable at the closing of the transaction. The computer code is with some modification and integration a module for creating “zones” within the application contemplated by our business  plan.

During late 2010, the Company recognized the crowded universe of social media sites, but also recognized that these sites, while wildly popular, lacked a money-making component (or ability to conduct business).  Thus, the Company transformed its business plan from a social network site to a business and transaction oriented site which incorporates the originally contemplated enhanced features and functionality of Phreadz and UDM as well as other technologies. Please refer to the Company’s new web-site www.Bizzingo.com for additional information regarding the Company’s planned business.

The Company anticipates that alpha testing will begin in April 2011 with select business’s and be fully functional by mid-Summer 2011.

On April 7, 2011 we entered in a promissory note for $50,000.00 The note terms are for 1 year and carry’s an interest rate of 10% per annum.

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

On March 9, 2011 a Schedule 14C Information Statement was filed and subsequently mailed to all shareholders on or about February 15, 2011. Shareholder approval was obtained by majority consent to change our name to Bizzingo, Inc. to reflect the evolution of our business plan.

Overview

Social Media is often misconstrued as a medium for business-to-consumer or B2C engagement and discounted as a viable communications network for those companies focused on business-to-business or B2B engagement transactions. However, B2B, as in any other field is impacted by online activity and is faced with a prime opportunity to not only cultivate communities in social networks and other social channels, but also amplify awareness, increase lead generation, reduce sales cycles, and perhaps most importantly, learn and adapt to market dynamics in real-time.

The development of Phreadz and UDM since our acquisition described in our Corporate History above has evolved into Bizzingo. This development has culminated in www.bizzingo.com (“Bizzingo”) and is a social network designed for business and commerce. We are currently in discussions with a number of business’s which we intend to launch on a limited alpha basis. We think of it as an “internet hub” where social networking, e-commerce and marketing will converge within one domain. It is commonly accepted that B2B and B2C social media marketing will focus on three key areas: video, mobile and engagement. Bizzingo will deliver this.

We believe B2B and B2C social media marketing is still in its infancy. Facebook, Twitter, YouTube and most of the social tools we use today are just a few years old. The Bizzingo platform will provide the ability for business to promote product and service with real-time feedback, changing the current social media platforms from that of just “broadcasting” to engaging customers as partners in real-time. Additionally business will be able to real-time assess their analytics, in terms of: 1) how many conversations, and, 2) What was the reach of a product launch.

Bizzingo will provide a business a way to;

1.	Cost effectively introduce their product and/or service to a global network of users;
2.	Leverage and expand their brand and image;
3.	Effectively communicate their marketing “message” to a targeted audience; and,
4.	Sell their product or service.

Bizzingo is a collection of product and service profiles for businesses, much like Facebook™ and Linkedn™ are a collection of personal profiles for individuals. Each Bizzingo page will include the following information and functionality;

• a product description	• links to additional information
• a video introduction	• social network interaction
• A picture and video library	• tools for marketing
• A posting wall	• advertising

Bizzingo’s goal is to provide the missing link that will lend purpose to social media by facilitating a value proposition for each participant, and give businesses a social network marketing platform to reach their users and encourage transactions.

For the consumer, Bizzingo is a social network that provides online buyers a platform to search, engage and buy from a global universe of sellers. Using a phonebook as a legacy model, Bizzingo is to the yellow pages what Facebook™ is to the white pages.

We launched our website in March 2011, www.bizzingo.com.

To market the Bizzingo platform we will be: (1)  hiring a sales team to solicit business leaders and Chambers of Commerce’s to offer packages and incentives to become charter members; (2) develop programs for the anchors to drive their existing followers to Bizzingo; (3) advertise and market to existing networks; (4) launch a high energy public relations campaign that is “edgy” and exciting;  (5) establish strategic alliances with advertisers and marketers.

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

Product Development

Product Development and Content: Product development and content expenses increased to $50,890 for the three months ended February 28, 2011. These expenses consist of contracted personnel costs associated with the development, testing and upgrading of our website and systems, substantially all of our design, translation services, and website management and development services

Contingencies

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

The processes of developing and launching new approaches to music database management, access, search for UDM, as well as social media as a commercial platform for B2B and B2C is inherently, highly complex, time-consuming, expensive and uncertain.  We must make long-term investments and commit significant resources before knowing whether development programs will result in products that will achieve market acceptance.  Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons.  Product candidates may be found ineffective or may take longer to progress through the alpha and beta trials than had been anticipated, may not be able to achieve a pre-defined endpoint due to changes in the environment, may fail to receive necessary approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.  For these reasons,  we are unable to predict the period in which material net cash inflows from our developments will commence.

Comparison of the nine months ended February 29, 2011 with the nine months ended February 28, 2010

Operating expenses for the period from June 1, 2010 to February 28, 2011 was ($2,245,421), compared to the same nine month period June 1, 2009 to February 28, 2010 of ($800,115). This increase in operating expenses is due primarily to a non-cash expense of $1,200,000 from the issuance of stock for services and recorded as consulting fees. Other G&A costs of the company have increased reflecting the additional costs as we progress from development to operations. The total net losses for the period from June 1, 2010 to February 28, 2011 was ($2,247,209), compared to the same period in 2010 of ($889,368). This is primarily due to the reasons above and partially offset by a gain on forgiveness of debt whereby certain accrued fees were forgiven. We have incurred no sales and marketing expenses to date, however we expect these expenses to increase as we emerge from our development stage.

Operating Activities

Cash used in operating activities for the period from June 1, 2010 to February 28, 2011 was ($853,013), and from June 1, 2009 to February 28, 2010 was approximately ($693,931).    The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan and undertakes additional product development and the enforcing of intellectual property claims.

Financing Activities

Net cash provided by financing activities for the period from June 1, 2010 to February 28, 2011 was approximately $743,000,  and from June 1, 2009 to February 28, 2010 was approximately $629,000. This consisted of net proceeds received from the issuance of shares for proceeds of $848,000 during the period ended February 28, 2011 and the proceeds of notes payable of $629,000 for the period ended February 28, 2010. During the period ended February 28, 2011 the notes payable were settled with common stock issuances or paid out.  There remains $10,000 outstanding and in default on one note payable as at February 28, 2011.

From April 3, 2009 inception (dates of inception for Universal Database of Music USA, LLC (“UDM”) and Phreadz USA, LLC (“Phreadz LLC”) to the period end February 28, 2011

On a consolidated basis, we have incurred operating expenses for the period from April 3, 2009 (dates of inception for Universal Database of Music USA, LLC (“UDM”) and Phreadz USA, LLC (“Phreadz LLC”) to February 28, 2011 of ($4,890,560).  The total operating expenses for the same period from April 3, 2009 (dates of inception for UDM and Phreadz LLC) to February 28, 2010 was ($3,621,767). This increase is on account of the non-cash item of the stock issuance as at January 31, 2011 valued at $1,200,000 for services. The total net losses for both periods include a $5,000,000 impairment of the UDM music database to fully impair the original attributed value, a $5,537,163 stock issuance expense on settlement of debt and the stock issuance expense of $1,000,632 in settlement of An April 2010 Exchange Agreement .

Operating Activities

Net cash used in operating activities for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC, respectively) to February 28, 2011 was ($2,087,135). The primary reason for the difference between total net losses and net cash used in operations is the non-cash items of an increase in accounts payable of $452,411, a stock issuance expense of $1,000,632 in settlement of an April 2010 Exchange Agreement and the stock issuance of $1,200,000 for services on January 31, 2011.

Financing Activities

Net cash provided by financing activities for the period from April 3, 2009 (dates of inception for UDM and Phreadz LLC)  to February 28, 2011, was approximately $2,136,147. This consisted of net proceeds received from the issuance of notes payable and shares issued for cash.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting and disclosure controls.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;
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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2011 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of February 28, 2011 we had material weaknesses in its internal control procedures.

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

2.
There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments and execution of material contracts.

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

2.
We currently have insufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

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

Plan of Remediation

We are committed to improving our financial organization.  As part of this commitment, once fully operational and funded adequately we plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

(c) Changes in Internal Controls over Financial Reporting

We intend to undertake a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Plan of Remediation,” will be implemented by us in accordance with its plan of remediation, and when implemented, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the period  ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None

Part II - Other Information

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

PHREADZ, INC.

Date: April 14, 2011	By:	/s/ Douglas Toth
Douglas Toth, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Toth	Chief Executive Officer	April 14, 2011
Douglas Toth	(Principal Executive Officer)

/s/ Gordon A. Samson	Chief Financial Officer, Secretary, Treasurer and Director	April 14, 2011
Gordon A. Samson	(Principal Accounting and Financial Officer)

/s/ Gilbert Davila	Director	April 14, 2011
Gilbert Davila