Form 10-K
period 2011-05-31
Bizzingo, Inc.
filed 2011-08-23
CIK 1359504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-52511

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
☐ Yes ☒ No

At August 15, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted price of $0.40 at which the common equity was sold was approximately $15,222,090. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 15, 2011, the number of shares outstanding of our common stock was 66,780,576 shares.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Bizzingo, Inc. contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to anticipated future events, future results of operations or future financial performance.  These forward-looking statements include, but are not limited to, statements related to our ability to raise sufficient capital to finance our planned operations, our ability to develop or market our products, our ability to successfully compete in the marketplace, our ability to secure additional technologies and licenses relevant to our business, our ability to protect our intellectual property, and estimates of our cash expenditures for the next 12 to 36 months. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Item 1.  Business

The following describes the business of Bizzingo, Inc. (formerly Phreadz, Inc.) Whenever the terms “our,” “we” “us” and the “Company” are used herein they refer to Bizzingo, Inc., a Nevada corporation, together with UDM USA, LLC (“UDM”) and Phreadz USA, LLC (“Phreadz”), our wholly-owned subsidiaries, unless the context otherwise provides.

Corporate Overview and History of Bizzingo, Inc

Organization and Company History

Bizzingo, Inc., was incorporated in the State of Nevada on May 12, 2005.

On June 16, 2010, we filed an amendment to our certificate of incorporation with the Nevada Secretary of State to change our name to “Phreadz, Inc.” This amendment was unanimously approved by our board of directors and by a majority of our stockholders by written consent. An information statement on Form 14C notifying shareholders of action taken by written consent was mailed to shareholders (of record on April 28, 2010) on May 25, 2010.

On June 17, 2010, we received notice from FINRA/OTC Corporate Actions that the name change will take effect at the open of business on June 17, 2010. On July 6, 2010, we received notice that our common stock would trade under the symbol “PHDZ”.

On March 30, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name to “Bizzingo, Inc.” The name change was effective on that same date. This amendment was unanimously approved by our board of directors and by a majority of our stockholders (52.6%) by written consent. An Information Statement filed on Schedule14C notifying shareholders of action taken by written consent was mailed to shareholders (of record on February 15, 2011) on March 10, 2011.

On April 29, 2011, we received notice from FINRA/OTC Corporate Actions that our name change would be effective on the open of business on May 2, 2011 and our common stock will trade under the new symbol “BIZZ”.

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

On April 27, 2010, pursuant to share purchase agreements (the “Purchase Agreements”), Bizzingo, Inc., (formerly Phreadz, Inc.) completed the acquisitions of Phreadz USA, LLC (“Phreadz”) and UDM USA, LLC (“UDM”).  The acquisitions were accounted for as a recapitalization effected by a reverse merger, wherein Phreadz and UDM were considered the acquirer for accounting and financial reporting purposes.  The pre-merger assets and liabilities of the acquired entities have been brought forward at their book value and no goodwill has been recognized.  The consolidated accumulated deficit of Phreadz and UDM has been brought forward, and common stock and additional paid-in-capital of the combined Company have been retroactively restated to give effect to the exchange rates as set forth in the Purchase Agreements.

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

•	In exchange for 100% of the issued and outstanding membership interests of UDM, we issued to the holders of the UDM membership interests an aggregate of 21,659,200 shares of our common stock.

•	In addition, pursuant to the terms of the Purchase Agreements, 32,712,176 shares of our issued and outstanding common stock previously held by certain stockholders were cancelled.

As a result of the Company’s acquisitions of Phreadz and UDM, we experienced a change in control and ceased to be a “shell” company as defined in Rule 12b-2 promulgated under the Exchange Act.

Business Development Overview

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

The development of Phreadz and UDM since our acquisition described in our Corporate History above has evolved into Bizzingo. This development has culminated in www.bizzingo.com (“Bizzingo”) and is a social network designed for business and commerce. We are currently in discussions with a number of enterprise’s which we intend to launch on a limited alpha basis. We think of it as an “internet hub” where social networking, e-commerce and marketing will converge within one domain. It is commonly accepted that B2B and B2C social media marketing will focus on three key areas: video, mobile and engagement. We expect Bizzingo to deliver this.

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

Bizzingo’s goal is to provide the missing link that will lend purpose to social media by facilitating a value proposition for each participant, and give businesses a social network marketing platform to reach their users and encourage transactions

To make a comparison, Bizzingo is a collection of product and service profiles for businesses. By example, Groupon™  was developed in response to the needs of businesses to sell their goods and services.

Each Bizzingo page includes information and functionality that includes product description, social network interaction, video presentations, pictures, posting walls, links to additional information, and most importantly, the ability to transact a sale. Bizzingo’s goal is to provide the link that will lend purpose to social media by facilitating a value proposition for each participant, and give business enterprises a social network-marketing platform to reach their users and encourage transactions.

For the consumer, Bizzingo is a social network that provides online buyers a platform to search, engage and buy, from a global universe of sellers. Using a phonebook as a legacy model, Bizzingo is to the yellow pages what Facebook™ is to the white pages.

For Business’s, Bizzingo will offer direct communication and contact with consumers, without the hassle of distribution agreements, advertising expenses, and costly overhead. It is a market where dialogue between sellers and buyers is encouraged.

For the larger established businesses, Bizzingo will be a medium for launching new product lines directly to buyers, doing away with the "middleman."

For content providers (musicians, film makers, artists), Bizzingo offers a unified domain for launching and marketing products directly to all social networks, thereby increasing exposure and potential for monetization of their content.

Bizzingo will provide a mall like atmosphere on the web for retail transactions wherein sellers utilize social media to proactively access potential buyers from their existing communities.

Bizzingo will provide an environment where sellers are connected with a targeted audience.  By nature, it eliminates the obstacles of geography, demographics, and socioeconomics.  Although Facebook™ is attempting to make its user model monetizable by incorporating advertising and the Facebook™ marketplace into its site, Facebook™ remains an awkward sales tool as it was not initially designed for commerce and its infrastructure is not set up to grow in that direction within social networking.

By example, selling on Facebook™ is akin to interrupting a call between two friends who are talking about their vacation and offering to sell them cheap tickets. The "interruption" is an intrusion and does not represent a welcomed exchange. By contrast, Bizzingo will be a "place" for shoppers to go to when they want to buy - it is like a virtual trip to the mall. This simple distinction will revolutionize the ways in which retail is conducted on the web.

For the consumer, unlike the flagship e-Commerce platforms that are "flat" and impersonal, Bizzingo will provide a medium that is a dynamic, interactive visual experience, within a "safe" environment for retail transactions.  Further, the experience may be shared through the Bizzingo posting wall, text capabilities, video sharing, etc. As such, Bizzingo will deliver a comparable "real life" shopping experience back to the consumer with the convenience of "home shopping”.

Jacques, a struggling author, has written a series of short stories that he wishes to get published. After searchingfor publishing houses and analyzing the costs associated with them, he concludes that it is unlikely he will be published. Fortunately, he discovers Bizzingo. After signing up and logging on to the network, he was able to design and build a specific social networking site for his stories – all in about 20 minutes. He included functions such as a video reading of his stories, a download feature, a wall where fans may post comments, an area for video conversation, a gallery of pictures and a donate feature for use by people who liked the stories and wished to reward him as the author. Upon uploading his stories to the site the authorship with appropriate legal disclaimers becomes a form of copy-written material. Jacques will use the Bizzingo marketing functions to let everyone in his communities know where to find his book of short stories — urging them to tell their communities to do the same. Jacques is able to manage his success with Bizzingo analytics and looks forward to posting more Things on Bizzingo.

This story, while an example, can be imagined in many Zones: a musician looking to be discovered, a film producer not picked up by a major studio, a treasure hunter with a few unusual items to sell, or simply a user who wishes to sell a product or service.  Bizzingo believes that Music may become the predominant Zones at the launch because of the Universal Database of Music (UDM) database that was acquired in our acquisition, April 27, 2010.

Marketing

To market the Bizzingo platform we will be: (1)  hiring a sales team to solicit business leaders and offer packages and incentives to become anchor clients on Bizzingo; (2) developing programs for the anchors to drive their existing followers to Bizzingo; (3) advertising and marketing to existing networks; (4) launching a high energy public relations campaign that is “edgy” and exciting;  (5) establishing  strategic alliances with advertisers and marketers; (6) hosting events related to specific Zones using prepaid sponsorship fees from these advertisers and money raised from various corporate financing.  The events are intended to draw audiences by way of; singing competitions within the Music Zone, a trick golf shot competitions within the Sport Zone, a dance competition within the Entertainment Zone.  Cash prizes and media recognition will be the incentives for participants.

Competitive Edge

Bizzingo will improve the online distributed systems by leveraging the inherent trust built into social links. In particular, Bizzingo will augment the online marketplaces with social networking features that should improve the “trust” factor between transaction partners and improve user satisfaction. Customers on traditional online marketplaces such as eBay™ and Craigslist™ routinely transact with complete strangers, thus marking them vulnerable to malicious and predatory transactions. Despite their integration of reputation systems, studies show malicious users can artificially inflate their reputation values. In contrast, Bizzingo will integrate features of social networks into an online shopping community, allowing customers to seek out purchases from trusted merchants. In addition, the personalized format of the platform provides additional transparency about the business.

The Technology

Bizzingo, Inc. will use a "Cloud" computing model for its domain Bizzingo.com.  In this model of computing, all the servers, networks, applications and other elements related to data centres are made available to the end users via the Internet, in a way that allows Bizzingo to use only the type and amount of computing services that they need for its traffic, thus increasing efficiency. The cloud model differs from traditional server models in that Bizzingo doesn’t hand over its IT resources to be managed. Instead it plugs into the "cloud" for infrastructure services, platform (operating system) services, or software services (such as SaaS apps); treating the "cloud" much as it would an internal data center or computer providing the same functions.

Product Development

We are continually developing new products, as well as optimizing our existing platform and feature set in order to meet the expected evolving needs of our audience; consumers, businesses and advertisers.

We will, purchase technology and license intellectual property rights in the event that it is strategically important, operationally compatible, and economically advantageous to do so. We are not materially dependent upon licenses and other agreements with third parties relating to product development.

Our technology team consists of an outsourced development team from Internet Business Group (“IBG”). This team is responsible for feature enhancements to and general maintenance of the Bizzingo site. Our technology team is located primarily in Dallas Texas.

Intellectual Property

Our intellectual property includes our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We will seek to protect our intellectual property assets through copyright, trade secret, trademark and other laws of the U.S., and through contractual provisions.

We consider the Bizzingo trademark and our related trademarks to be valuable to Bizzingo and we will aggressively seek to protect them.

Competition

We operate in the internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition. Our most significant competition for users, advertisers, business’s, and developers comes from other social networking sites, such as Facebook, Groupon, Linkedin, and Twitter.  We also compete with these companies to distribute and promote our services to their users, advertisers and business’s.

Our principal considerations related to attracting and retaining online users include functionality, performance, ease of use, usefulness, accessibility, integration, and personalization of the online services that we offer, as well as the overall user experience and quality of support on Bizzingo properties. Our principal considerations related to attracting users, advertisers and businesses are the reach, effectiveness, and efficiency of our marketing and advertising services as well as the creativity of the marketing solutions that we offer. “Reach” refers to the audience and/or demographic that can be accessed through the Bizzingo platform. “Effectiveness” for advertisers refers to our ability to deliver against advertisers’ targets and to measure and optimize our achievements against those targets. “Effectiveness” for publishers refers to our advertising technology and the monetization opportunities we are able to offer through our technology and marketing services. Many large media companies have developed, or are developing, social networking or social media tools to reach their audiences online. As these companies develop such portal or community sites, we could lose a substantial portion of our expected user traffic.

Employees

As of June 30, 2011, we have no employees.  Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

Government Regulation

In the United States, advertising and promotional information presented to visitors on our website and our other marketing activities are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. There are a variety of state and federal restrictions on the marketing activities conducted by email, or over the Internet, including U.S. federal and state privacy laws and the CAN-SPAM Act of 2003. The rules and regulations are complex and may be subject to different interpretations by courts or other governmental authorities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses. See our risk factors found elsewhere in this report for further discussion of government regulations.

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

Our Bizzingo operations represent new and untested business models, for which there are no assurances that we will succeed in building a profitable business.  Our ability to generate advertising is highly dependent on market adoption of our services and products.  If we are unable to attract revenues, our operations and financial condition will be adversely affected.

The departure of our Chairman, Chief Executive Officer and /or other key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us.

Our success largely depends on the skills, experience and efforts of our key personnel, including Douglas Toth, our Chairman and CEO and Gordon Samson, our CFO.  The loss of these person(s), or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.  We have currently entered into employment agreements with each of Messrs. Toth and Samson.  In addition, we intend to enter into a written employment agreement with each of our other key executives that can be terminated at any time by us or the executives.

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

There has been increased competition in the “real-time” communications industry. As more companies seek to provide products and services similar to our proposed products and services, and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.

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

Climate change poses both regulatory and physical risks that could harm our operations or the way we expect to conduct business.

In addition to the possible direct economic impact that climate change could have on us, climate change mitigation programs and regulations could increase our costs. We see the potential for higher energy costs driven by climate change regulations. Our costs could increase if utility and communication companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, we cannot be sure that our plans will fully protect us from all such disasters or events.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at 63 Main Street, Flemington, New Jersey 08858. This office space has been provided by Groupmark Financial Services Ltd., with no cost to the Company. This arrangement began on April 1, 2009, and as at December 1, 2010 we started paying rent of $805.00 per month on a month to month basis. The telephone number at this address is (908) 968-0838.

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

PART II

Item 5.  Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. On June 18, 2010 we changed our Company name to Phreadz, Inc. and on July 6, 2010 our symbol changed from “AWDM” to “PHDZ”. On April 29, 2011, we received notice from FINRA/OTC Corporate Actions that our name change would be effective on the open of business on May 2, 2011 and our common stock will trade under the new symbol “BIZZ”. All share prices have been adjusted to provide for the 7-1 forward stock split affected on September 28, 2009. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market–based valuation of its stock. The following table sets forth, for the periods indicated, the high and low bid prices of a share of our common stock for the last two fiscal years.

	HIGH BID	LOW BID
2011
Quarter Ended August 2010	$1.010	$0.580
Quarter Ended November 30, 2010	$0.750	$0.600
Quarter Ended February 28, 2011	$0.600	$0.510
Quarter Ended May 31, 2011	$1.500	$0.650
2010
Quarter Ended August 31, 2009	$0.179	$0.146
Quarter Ended November 30, 2009	$0.146	$0.021
Quarter Ended February 28, 2010	$0.146	$0.146
Quarter Ended May 31, 2010	$1.000	$0.146

The above quotations are taken from information provided by OTCMarkets.com and may not represent actual transactions.

Common Stock

We are authorized to issue 525,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on August 15, 2011, as quoted by the OTC was $0.40. There are 66,780,576 shares of common stock issued and outstanding as of August 15, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or pre-emptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Record Holders

At June 30, 2011, the Company had 123 shareholders of record, and an unknown number of additional holders whose stock is held in "street form".  The transfer agent of our common stock is Island Stock Transfer.

Recent Sales of Unregistered Securities

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

1.	On April 3, 2009, 1,920,000 shares were issued for property.

2.	On May 28, 2009, 12,480,000 shares were issued for cash.

3.	On August 25, 2009, 23,136,000 shares were issued for cash.

4.	On March 10, 2010, 5,782,400 shares were issued for cash.

5.	On April 27, 2010, 42,700,000 shares were issued and 32,712,176 shares were cancelled upon the recapitalization due to the reverse merger.

6.	On May 20, 2010, 1,933,333 shares were issued at $0.15 per share, for an aggregate cash amount of $290,000.

7.
On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.

8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,000.

9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement.

10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000.

11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.

12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.

13.	On January 31, 2011 by resolution the Board caused 2,000,000 shares to be issued for services.

14.	On March 15, 2011 2,500,000 shares were issued for the acquisition of computer code.

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

Southridge Investment Group LLC., a SEC Registered Broker/Dealer, Member FINRA/SIPC (“Southridge”) acted as placement agent in connection with the sale of the six (6) Units referred to above in the preceding paragraph.  Southridge received $15,390 in commissions and 45,000 Series A Warrants and 45,000 Series B Warrants.  We also paid $2,000 in escrow fees in the offering.  The net proceeds of the offering after payments of the commissions and expenses were approximately $144,610.

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

We have not yet filed a Registration Statement, we have a certain number of the Purchaser’s who are entitled to Liquidated Damages as described herein. Accordingly, we have accrued an interest expense as Liquidated Damages for those Purchaser’s that this applies to in the amount of $118,017.86. We expect to file a Registration Statement in the near term.

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

Warrants

The fair value of the 10,479,488 Series A Warrants, with an exercise price of $0.30 per share, issued in connection with the Unit Purchase Agreements described herein during the period April 3, 2009 (Inception) to May 31, 2011 was estimated using the Black-Scholes option pricing model and based on the following assumptions:

Series A Warrants	2010
Risk-free interest rate (based on US Treasury Note Yield (2 year)	1.35%
Dividend yield	0.00%
Expected stock price volatility (Cumulative)	91.71%
Weighted average expected warrants life	8 years

The Company analyzed the beneficial nature of the conversion terms and determined that no material beneficial conversion feature exists.

The fair value of the 10,479,488 Series B Warrants, with an exercise price of $0.60 per share, issued in connection with the Unit Purchase Agreements described herein during the period April 3, 2009 (Inception) to May 31, 2011 was estimated using the Black-Scholes option pricing model and based upon the following assumptions:

Series B Warrants	2010
Risk-free interest rate (based on US Treasury Note Yield (2 year)	1.35%
Dividend yield	0.00%
Expected stock price volatility (Cumulative)	91.71%
Weighted average expected warrants life	8 years

The Company analyzed the beneficial nature of the conversion terms and determined that no material beneficial conversion feature exists.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 31, 2011, the Company had no equity securities authorized for issuance under any compensation plans (including individual compensation arrangements).

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

Company Overview

We are a development stage company and since our acquisition of Phreadz and UDM we have evolved into Bizzingo. This development has culminated in www.bizzingo.com (“Bizzingo”) and is a social network designed for business and commerce. Bizzingo will take advantage of the present environment by differentiating itself from other social networks by addressing the many inadequacies currently existing within the system. Instead of creating another unavailing network of captive consumers, Bizzingo will launch a platform of businesses that will leverage the existing communities to market their products and services.

Bizzingo will provide the following benefits and solutions to the world of social networking:

1.	The democratization of the Bizzingo social community, giving equal access to all who use it, thereby allowing smaller businesses the ability to compete with larger, established companies.

2.	The ability for both the B2B and B2C users to monetization their interaction within social media.

3.
The enhancement of privacy through its user interface structure and the targeted audience feature. By design, at the time a user signs up for an account he/she does not need to be "profiled" for targeted advertising. Instead, a user is assessed by the Zones he/she visits (i.e.: A user surfing the Travel Zone is more likely to rent a hotel room).

4.
The consolidation of many networks, providing users a more efficient way to use their communities for commerce. In other words, Bizzingo allows the consolidation of most social networks under its single domain.

5.
The function of selling back in the hands of the businesses, because a Bizzingo page is a business and product profile page, not a personal profile page. Bizzingo will attract sellers of products and services from around the world - Bizzingo is a true free market.

Corporate Events

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

On November  9, 2010, Christina Domecq submitted her resignation as Director and CEO. The resignation was accepted. Ms. Domecq’s resignation was not based upon any disagreement with us on any matter relating to our operations, policies or practices. Due to Ms. Domecq’s resignation no options were granted.

On August 4, 2010, Jonathan Kossmann submitted his resignation.

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

On February 7, 2011, Gilbert Davila was appointed to our Board of Directors. Mr. Dávila is the CEO of Dávila Multicultural Insights (DMI) - a consulting company specializing in providing strategic guidance and opportunities to corporations on Multicultural Marketing and Business Development. Prior to founding DMI, Mr. Dávila led some of America’s top blue chip companies in their general and multicultural marketing and strategies, and business development efforts. His executive experience in all aspects of marketing, brand management, strategic planning, sales promotions, and customer relationship management helped companies like Procter & Gamble, Coca Cola USA, Sears, Roebuck and Company, and The Walt Disney Company increase their revenue by targeting new and growing demographics.

Results of Operations and Going Concern

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

The processes of developing new approaches to social media are inherently highly complex, time-consuming, expensive and uncertain.  The Company must make long-term investments and commit significant resources before knowing whether its development programs will result in products that will achieve market acceptance.  Product candidates that may appear to be promising at all stages of development may not reach the market.  For these reasons, the Company is unable to predict the period in which material net cash inflows from its products and services.

The following discussions are based on the consolidated operations of Bizzingo, Inc. and its subsidiaries, UDM and Phreadz and should be read in conjunction with our audited financial statements for the years ended May 31, 2011 and May 31, 2010. These financial statements are included in this report at Part II, Item 8, below.

We incurred a net loss of $4,381,404 for the year ended May 31, 2011 and had a working capital deficit of ($871,366) as of May 31, 2011.  We have incurred losses of ($17,559,049) since inception (April 3, 2009) and do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended May 31, 2011 was $2,897,924 . These conditions create an uncertainty as to our ability to continue as a going concern. As the Company has been in the development/organization stage and there has been no sales and marketing expenses. For the period from inception (April 3, 2009) to May 31, 2011, we have been in the development stage and therefore have not generated any revenues.

We anticipate that our existing cash and cash equivalents will not be sufficient to fund operations. The Company intends to seek additional financing to fund the Company’s continued operations.  There can be no assurance that the Company will be successful in raising this additional financing on acceptable terms, if at all.

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

The auditors’ report on the Company's May 31, 2011 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impact of Inflation

Inflation has not had a significant effect on the Company’s operations during the periods from April 3, 2009 (date of inception) to May 31, 2011.  However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Results of Operations for the year ended May 31, 2011 and May 31, 2010

For the year ended May 31, 2011, we incurred operating expenses of ($2,453,272) compared to the year ended May 31, 2010 operating expenses of ($2,479,369).  Although total operating expenses for both year-ends they are very different in their distribution. For the period ending May 31, 2010 more of these expenses were related to legal and professional fees related to the April 2010 reverse merger. Operating expenses for the period ending May 31, 2011 relate more to operations and development of operations. We expect operating expenses to further increase as we hire additional personnel, assume the costs for full time senior personnel, and incur additional professional fees due to the significantly higher costs for outside counsel and accounting associated with becoming a public company.

For the year ended May 31, 2010 we recognized other expense, non-cash items of; (i) a $5,000,000 impairment of the UDM music database to fully impair the original attributed value, (ii) a $5,537,163 loss on settlement of debt and, (iii)  a deemed stock issuance financing expense of $1,000,632 and a rights conversion expense of $481,666. For the year ended May 31, 2011 we recognized other expense, non-cash items of; (i) $1,200,000 in Consulting Fees for a stock issuance at market value, (ii) an $1,875,000 impairment to some computer code we purchased with our common stock.  Interest expense was $195,720 for May 31, 2010 compared to $ $121,541for the year ended May 31, 2011. The interest expense for the year ended May 31, 2011 includes $118,018 of liquidated damages as an interest accrual related to an unfiled registration statement We continue to rely on loans and selling our stock  to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such loans available. We will not be able to continue operations without them.

Liquidity and Capital Resources

As of May 31, 2011, we had a working capital deficit of ($871,366) compared to a working capital deficit of ($1,413,594 as of May 31, 2010. This decrease is primarily a result of an increase in accounts payable consisting of legal fees and of accrued management fees, a stock issuance liability of $1,000,632, and the repayment of short term note payables that were used to fund initial working capital requirements.

Operating Activities

As of May 31, 2011 net cash used in operating activities was ($2,897,924) compared net cash used in operating activities as of May 31, 2010 of ($1,053,460).  The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan and undertakes additional product development and the enforcing of IP claims.

Financing Activities

As of May 31, 2011 and May 31, 2010 net cash provided by financing activities was approximately $868,000 and $1,143,135 respectively, which consisted of net proceeds received from the issuance of notes payable and for the year ended May 31, 2011 shares issued for cash.

Research and Development Expenses

Future Research and development costs will include expenses paid to outside development consultants and compensation related expenses for our technical staff.  Research and development costs are expensed as incurred.

Additional Financing

From inception, we have financed operations through notes payable.  We expect to finance future cash needs primarily through proceeds from equity financings, loans, and/or collaborative agreements with corporate partners.  We have used net proceeds from the issuance of notes payable for general corporate purposes, which has been funding working capital needs.

Material Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon Bizzingo, Inc.’s  financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company is a development-stage entity and has disclosed inception-to-date information within these financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Basis of Presentation

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

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate initial revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC.

Net Income (Loss) per share

Earnings (loss) per share are computed in accordance with current accounting literature. Basic earnings (loss) per share are calculated by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

Contingencies

We accrue for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

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

ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

BIZZINGO,  INC.
(Formerly Phreadz, Inc.)

Audited Financial Statements
(Expressed in U.S. Dollars)

May 31, 2011

Index

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statement of Stockholders’ Deficiency

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bizzingo, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Bizzingo, Inc. & Subsidiaries as of May 31, 2010 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2010 and 2011, and for the period from April 3, 2009 (inception) to May 31, 2011. Bizzingo, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bizzingo, Inc. & Subsidiaries as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010, and for the period from April 3, 2009 (inception) to May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.

Pembroke Pines

August 16, 2011

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Balance Sheets
May 31, 2011 and 2010
(Expressed in U.S. Dollars)

	2011	2010
ASSETS
Current
Cash and cash equivalents	$4,101	$159,025
Prepaid	10,000	25,000
Total current assets	14,101	184,025

Intangible (database)	-	-

Total assets	$14,101	$184,025

LIABILITIES
Current
Accounts payable	$483,180	$336,448
Accrued liabilities	-	2,829
Interest payable	139,241	14,664
Member holder loan	2,046	2,046
Notes payable	261,000	241,000
Stock issuance liability	-	1,000,632
Total current liabilities	885,467	1,597,619

Long term loan payable	-	-

Total Liabilities	$885,467	$1,597,619

STOCKHOLDERS' (DEFICIENCY) EQUITY
Share capital
Authorized:
525,000,000 shares of common stock par value $0.001
Issued, allotted and outstanding:
73,241,376 and 61,753,867 shares as of May 31, 2011 and 2010	73,241	61,754
Additional paid-in capital	16,614,442	11,702,297
Deficit accumulated during development stage	(17,559,049)	(13,177,645)
Total stockholders' (deficiency) equity	(871,366)	(1,413,594)
Total liabilities and stockholders' (deficiency) equity	$14,101	$184,025

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to May 31, 2011	Page 1 of 2
(Expressed in U.S. Dollars)

						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders'
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)

Shares issued for property April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$-	$4,999,922
Shares issued for cash May 28, 2010	12,480,000	$12,480	$(12,390)	-	-	$90
Net Loss April 3, 2009 (Inception) to May 31, 2010	-	-	-	-	$(186,902)	$(186,902)
Balance, May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110
Subscription receivable	-	-	-	$90	-	$90
Shares issued for cash August 25, 2009	23,136,000	$23,136	$(22,991)	-	-	$145
Shares issued for cash March 10, 2010	5,782,400	$5,782	$(5,746)	-	-	$36
Recapitalization due to reverse merger	42,700,000	$42,700	$(83,243)	-	-	$(40,543)
Shares cancelled due to reverse merger	(32,712,176)	$(32,712)	$32,712	-	-	$-
Issuance of common stock @ $0.15 May 20, 2010	1,9333,333	$1,933	$288,067	-	-	$290,000
Settlement of notes payable May 31, 2010	6,514,310	$6,515	$6,507,796	-	-	$6,514,311
Net loss for the year ending May 31, 2010	-	-	-	-	$(12,990,743)	$(12,990,743)
Balance, May 31, 2010	61,753,867	$61,754	$11,702,297	$-	$(13,177,645)	$(1,413,594)

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to May 31, 2011	Page 2 of 2
(Expressed in U.S. Dollars)

						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders'
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)
Shares issued for cash on June 8, 2010 @ $0.15	1,333,333	$1,333	$198,667	-	-	$200,000
Exchange agreement issuance June 22, 2010	1,334,176	$1,334	$999,298	-	-	$1,000,632
Shares issued for cash on July 16, 2010 @ $0.15	2,520,000	$2,520	$375,480	-	-	$378,000
Shares issued for cash on November 1, 2010 @ $0.15	1,080,000	$1,080	$160,920	-	-	$162,000
Shares issued for cash on December 3, 2010	720,000	$720	$107,280	-	-	$108,000
Shares issued for services on January 31, 2011	2,000,000	$2,000	$1,198,000	-	-	$1,200,000
Shares issued for asset acquisition March 15, 2011	2,500,000	$2,500	$1,872,500	-	-	$1,875,000
Net loss for the year ending May 31, 2011					$(4,381,404)	$(4,381,404)
Balance, May 31, 2011	73,241,376	$73,241	$16,614,442	$-	$(17,559,049)	$(871,366)

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the year ended May 31, 2011 and 2010, and
For the period April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

	From Inception Date of April 3, 2009 to May 31, 2011	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010

Revenue	$-	$-	$-

Accounting	93,707	40,068	53,853
Consulting	3,042,284	1,951,610	939,624
Corporate finance fees	52,530	37,530	15,000
Financing expense	1,000,632	-	1,000,632
G&A	250,090	209,972	39,447
Legal	411,714	89,730	321,985
Travel	247,453	124,362	109,098
Operating loss	(5,098,410)	(2,453,272)	(2,479,369)
Other expense
Impairment of IP music database	(5,000,000)	-	(5,000,000)
Impairment of Computer Code	(1,875,000)	(1,875,000)
Interest expense (related party)	(342,482)	(125,629)	(195,720)
Gain on forgiveness of debt	294,006	72,497	221,509
Loss on settlement of debt	(5,537,163)	-	(5,537,163)
Net loss for the year	$(17,559,049)	$(4,381,404)	(12,990,743)
Loss per share – basic and diluted
Net loss		$(0.06)	$(0.38)
Weighted average number of common shares outstanding - basic and diluted		68,676,503	34,269,637

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the year ended May 31, 2011 and 2010, and,
the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

	From Inception Date of April 3, 2009 to May 31, 2011	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010
Cash flows from (used in) operating activities
Net loss for the year	$(17,559,049)	$(4,381,404)	$(12,990,743)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
- Impairment of IP music database	5,000,000	-	5,000,000
- Loss on acquisition of Atwood	(44,361)	-	(44,361)
- Loss on settlement of debt	5,537,163	-	5,537,163
- Shares issued for services	1,200,000	1,200,000	-
Changes in operating assets and liabilities:
- (Increase) Decrease in Accrued liabilities	-	(2,829)	2,829
- (Increase) Decrease in Accounts payable	483,180	146,732	336,342
- (Increase) Decrease in Capitalized Interest	121,147	-	101,147
- (Increase) Decrease in Interest payable	139,242	124,577	13,533
- (Increase) Decrease in Prepaids	(10,000)	15,000	(10,000)
- (Increase) Decrease in Stock issuance liability	1,000,632	-	1,000,632
Net cash provided by operating activities	(4,132,046)	(2,897,924)	(1,053,460)

Cash flows from (used in) investing activities
Purchase of Capital Assets	$1,875,000	$1,875,000	$-

Net cash (used) provided by investing activities	1,875,000	1,875,000	-

Cash flows from (used in) financing activities
Proceeds from note(s) payable (net)	245,000	20,000	851,000
Proceeds from Shareholder loan	2,046	-	2,045
Shares issued in settlement of debt	876,000	-
Shares issued for cash	1,138,102	848,000	290,090

Net cash (used) provided by financing activities	2,261,148	868,000	1,143,135

Increase in cash and cash equivalents	4,101	(154,924)	89,675
Effect of exchange rate on cash	-	-	-

Cash and cash equivalents, beginning of year	-	159,025	69,350
Cash and cash equivalents , end of year	$4,101	$4,101	$159,025

Cash and cash equivalents represented by:
Cash	$4,101	$4,101	$159,025

The accompanying notes are an integral part of these financial statements.

The Company did not expend any cash for interest or taxes for the year ended May 31, 2011 and May 31, 2010.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2011
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

Phreadz was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street #202, Flemington, New Jersey 08822.  Phreadz had not undertaken any material business activities.

UDM was organized as a limited liability company in the State of Nevada in April 2009.  Its principal place of business is located at 63 Main Street, Flemington, New Jersey 08858.  On May 29, 2009, UDM consummated an asset purchase agreement with Jacques Krischer and UDM, Ltd., pursuant to which it acquired a music database and search tools.  Since its inception, UDM had not undertaken any material business activities.

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($17,559,049), operating activities have used cash of ($4,132,046), and the Company has a stockholders’ deficit of ($871,366) as of May 31, 2011.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively involved in discussions and negotiations with investors. Management does not believe the Company has sufficient working capital to operate beyond May 31, 2011 without additional funding.  Assuming we raise the necessary capital through the sale of equity or equity equivalents, we expect that we will have adequate working capital through 2011.  However, any equity financing may be very dilutive to our existing shareholders.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2011
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
For the period from April 3, 2009 (Inception) to May 31, 2011
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

ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

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
For the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

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

As of May 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $17,554,961 that may be offset against future taxable income through 2031.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2011	2010

Operating loss carry forward	$17,559,049	$13,177,645
Statutory rates	34%	34%
Deferred income tax asset	5,970,076	4,480,399
Less: valuation allowance	(5,970,076)	(4,480,399)
	-	-

The valuation allowance reflects the realization of the tax assets is unlikely.

Note 5.	Notes Payable and Related Party Transactions

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
For the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

Note 5.	Notes Payable and Related Party Transaction (continued)

A member of the Company loaned $200,000 to the Company pursuant to a Note(s) Payable Agreement dated August 10, 2009. The loan terms include a $16,000 interest bonus and accrues simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2010. Interest accrued at the rate of 8% annually and was $16,924.35 for the period April 3, 2009 (inception) to May 31, 2011. As of May 31, 2011, this Note(s) Payable was in default and as of August 3, 2010, $190,000 of the outstanding amount has been repaid with $26,000 outstanding.

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
For the period from April 3, 2009 (Inception) to May 31, 2011
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

On October 31, 2010, Gordon Samson and Groupmark Financial Services, Ltd. forgave $12,976.00 and $24,128.26 respectively in outstanding amounts owed. On February 28, 2011 our former CEO, Christina Domecq forgave $35,393.10 in outstanding accrued management fees. This has created a total gain on forgiveness of debt of $72,497.36.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

Note 5.	Notes Payable and Related Party Transaction (continued)

On February 21, 2011 the Company entered in a promissory note for $110,000.00 The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense of $2,983.56 was accrued to May 31, 2011.

On April 7, 2011 the Company entered in a promissory note for $50,000.00 The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense of $739.73 was accrued to May 31, 2011.

On May 3, 2011 the Company entered in a promissory note for $75,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense of $575.34 was accrued to May 31, 2011.

A member of the Company loaned $2,046 to the Company on no terms.

Note 6.	Commitments

As of May 31, 2011 we have consulting agreements with Groupmark Financial Services Ltd., and Jacques Krischer, each providing for $10,000 per month for services rendered each month.

(a) Employment Agreements

The following agreements were terminated with the incumbent’s resignation.

1.
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

2.
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

Due to Mr. Daou’s resignation on October 5, 2010, we did not enter into such consulting agreement.

3.
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

On November 9, 2010, Christina Domecq submitted her resignation as Director and CEO. The resignation was accepted. Ms. Domecq’s resignation was not based upon any disagreement with us on any matter relating to our operations, policies or practices. Due to Ms. Domecq’s resignation no options were issued.

Note 7.	Warrants

The value of the warrants have been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 1.00%; a dividend yield of 0.00%; a cumulative volatility factor of the expected market price of the Company’s common stock of 91.71%; and an expected life of 8 years.

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

We have not yet filed a Registration Statement, we have a certain number of the Purchaser’s who are entitled to Liquidated Damages as described herein. Accordingly, we have accrued an interest expense as Liquidated Damages for those Purchaser’s that this applies to in the amount of $118,017.86. We expect to file a Registration Statement in the near term.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

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

8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.
12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.
13.	On January 31, 2010 by resolution the Board caused 2,000,000 shares to be issued for services
14.	On March 15, 2011 2,500,000 shares were issued for an asset acquisition (Zonein2 code)

Note 9.	Contingencies

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to May 31, 2011
(Expressed in U.S. Dollars)

Note 11.	Subsequent Events

On June 1, 2011 we entered into consulting agreements with each of Mr. Douglas Toth and Mr. Gordon Samson, our CEO and CFO,  pursuant to which each has agreed to terms with the Company. Both Mr. Toth and Mr. Samson previously provided services to the Company with no agreement. These agreements provide for a base salary of no less than $240,000 and 180,000 per annum respectively.

Both agreements provide that Mr. Toth and Mr. Samson are eligible for an annual, performance-based bonus if and when the Company implements an applicable annual incentive plan. The Agreements specified that the Compensation Committee of the Board of Directors would establish such a plan.

As an inducement to enter into these Agreements, Mr. Toth and Mr. Samson will be awarded not less than 1,000,000 shares of our common stock under an S-8 plan to be filed. Additionally on the origination of a company stock option plan they are each to be awarded stock options, with a seven year term, in respect of 3,000,000 shares of the Company’s common stock. The exercise price for these stock option’s will be the market price at time of grant or such other amount as established by a plan. The options are scheduled to vest in two equal annual instalments. If Mr. Toth or Mr. Samson were to terminate their agreements voluntarily without good reason as defined in the agreement, they would forfeit any unvested shares related to this option grant.

Additionally, the termination provisions of these agreements, define “Termination for Cause” and “Termination for Good Reason”. Included in the Termination for Good Reason clauses is a triggering event provision pursuant to a “change of control”.  A triggering event is defined to include a termination of the agreement by the participant following a reduction in position, pay or other “constructive termination,” or a failure by a new control group to assume or continue any plan awards.

The termination benefit provided to Mr. Toth and Mr. Samson  upon an involuntary termination by the Company without cause, or a termination by either Mr. Toth or Mr. Samson  for good reason, is a cash severance payment in an amount equal to the sum of (a) the then current base salary and (b) the average of the annual bonuses payable (including in such average a zero for any year for which no such bonus is payable) to him with respect to each of the last three completed fiscal years of the Company for which the amount of such bonus has been determined at the date of such termination.

To qualify for the cash severance benefit, any applicable bonus amounts and opportunity to vest in unvested equity awards available under a stock option plan following an involuntary termination by the Company without cause, or a termination for good reason, Mr. Toth and/or Mr. Samson must execute a release in favour of the Company and agree to provide the Company with certain consulting services for a period of six months after termination. Additionally, during the period of these consulting services, Mr. Toth and/or Mr. Samson, must also agree not to provide any services to entities that compete with any of the Company’s business.

These agreements became effective June 1, 2011 and have stated terms through May 31, 2012.

Both these Agreements contain covenants for the benefit of the Company relating to non-competition during the terms, protection of the Company’s confidential information, and non-solicitation of Company employees for one year following termination for any reason.

On July 26, 2011 GJD Holdings, LLC directed by Georges Daou (our former CEO) as the Manager and sole member of GJD Holdings, LLC cancelled the 6,460,800 common shares held by GJD Holdings, LLC.

On July 14, 2011, eight of our shareholders, including our largest shareholder and our Chief Financial Officer, owning 37,562,628 shares, or approximately 51.2% of the total outstanding shares on the record date, approved an amendment to our articles of incorporation to authorize the creation of 100,000,000 shares of preferred stock, in one or more classes, having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, all as may be determined by from time to time by the Board of Directors of the Corporation (the "Charter Amendment"). This type of preferred stock is known as “blank check” preferred. The amendment to the articles of incorporation will be effective twenty days following the mailing of the information statement. On August 3, 2011 a DEF 14C was filed regarding this change.

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

Item 9A.  Controls and Procedures.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of May 31, 2011 the Company had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of May 31, 2011.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

1.	During the fiscal year ended May 31, 2011, the Company maintained its accounting books and records in two different locations.

2.	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

3.	There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments.

4.	There is a lack of formal processes and timelines for closing the books and records at the end of each reporting period.

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

Entity Level Controls

1.
There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. While we have adopted specific corporate governance policies (see Form 8-K filed on March 28, 2011) we do not yet have a sufficient number of independent directors.

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

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.  Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving appropriate funding for the Company’s business operations.

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

2)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes
3)	Centralize accounting books and records to one primary location
4)	Consolidate all books and records into one accounting system
5)	Commence the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors as of May 31, 2011. Executive officers are appointed annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position(s)
Douglas Toth	50	Chairman, CEO & Director
Gordon A. Samson	53	CFO, Secretary, Treasurer and Director
Gilbert Davilia	48	Director

Mr. Douglas Toth, Chairman & CEO, Director

Mr. Toth has been working as an independent management consultant where he identified, evaluated opportunities and assisted companies and individuals within a variety of industries including: manufacturing, retail and distribution, media, advertising and technology. In addition he managed special projects for financial, compliance, operations and information systems of the companies for which he consulted. He worked closely with external auditors and legal council to ensure professional propriety and business compliance for the publicly traded companies he represented.

[Mr. Toth’s depth of experience in developing and growing companies, as well as his expertise in the area of technology, led to the conclusion he should serve as a director of the Company.]

Mr. Gordon A. Samson, CFO, Director

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

[Mr. Samson’s extensive background and broad experience serving as an officer and director of various companies, and his expertise in corporate finance, led to the conclusion he should serve as a director of the Company]

Mr. Gilbert Davila, Director

Mr. Davila, a former Disney executive, also serves on the board of the Association of National Advertisers, where he is a founding member and current chairman of the ANA Multicultural Marketing and Diversity Committee.

Mr. Davila has been a featured speaker at Harvard University program entitled “Beyond the Niche Market”. Mr. Davila  has also written numerous articles that have appeared in several publications, including  The Wall Street Journal, The Advertiser, Advertising Age and The Los Angeles Times. Gilbert also heads the Board of Advisors of the National Hispanic Media Coalition.

[Mr. Davila’s extensive background and broad experience serving in senior marketing roles, and his relationships with business communities, led to the conclusion he should serve as a director of the Company]

Indemnity Agreements

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

Board Composition and Committees

Our Board of Directors currently consists of Douglas Toth, Gordon Samson and Gilbert Davila.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of The NASDAQ Stock Market to fill vacancies created by any expansion.  Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.  The Board will meet periodically throughout the year as necessity dictates.  No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

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

Code of Ethics

The Company has adopted and filed a written code of ethics (see Form 8-K dated February 28, 2011).

Item 11.  Executive Compensation.

The following summary compensation table shows certain compensation information for services rendered in all capacities for the fiscal years ended May 31, 2011 and 2010, respectively. Other than as set forth herein, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Georges Daou, Former Chairman	2011	75,000	—	—	—	—	—	—
	2010	50,000	—	—	—	—	—	—
Christina Domecq, Former CEO	2011	20,000	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—
Douglas Toth, Chairman & CEO (1)	2011	120,000
	2010	—
Gordon Samson, CFO	2011	100,000	—	—	—	—	—	—
	2010	50,055	—	—	—	—	—	—
Jacques Krischer, President	2011	125,000	—	—	—	—	—	—
	2010	90,965	—	—	—	—	—	—
Jonathan Kossmann, President	2011	20,000	—	—	—	—	—	—
	2010	106,726	—	—	—	—	—	—
Groupmark Financial	2011	140,000		1,200,000

* (1) Includes amounts paid through Groupmark Financial Services Ltd., (“Groupmark”) prior to Douglas Toth’s resignation from Groupmark.

Outstanding Equity Awards at Fiscal Year-End

There have been no stock option grants, Stock Appreciation Rights (SARs) grants, options/SAR exercises, Long Term Incentive Plans (LTIPs) or any other equity awards granted to the named executive officers during the prior two fiscal years.

Director Compensation

No compensation has been paid to Directors for their capacity as a Director.

Defined Benefit or Actuarial Plan

The Company does not have a defined benefit or actuarial plan in place.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 31, 2011, the Company had no equity securities authorized for issuance under any compensation plans (including individual compensation arrangements).

Item 12.  Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters.

The following table contains information about the beneficial ownership of our common stock, as of June 30, 2011, for:

(i)	each person who beneficially owns more than five percent of our common stock;

(ii)	each of our directors;

(iii)	the named executive officers; and

(iv)	all directors and executive officers as a group.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class(1) (2)

5% or Greater Stockholders:

GJD Holdings LLC 18632 Via Catania Rancho Santa Fe, CA (2)	Common Stock	6,460,800	8.82%

GJ Daou & Company LLC 18632 Via Catania Rancho Santa Fe, CA (3)	Common Stock	960,000	1.31%

Groupmark Financial Services, Ltd. Jianwai Soho 39 East 3rd Ring Road, Building 4, Room 1104 Chaoyang District, Beijing PR China 100738	Common Stock	4,645,160	6.345%

Orions Digital Technology, Inc. 915 118th Ave. S.E. Suite 290 Bellevue, WA 98005	Common Stock	5,000,000	6.83%

Orions Digital Technology, Inc. 48 Rosemead Court Danville, CA 94506	Common Stock	17,120,190	23.38%

Directors and Named Executive Officers:

Gordon Samson	Common Stock	1,000,000	1.37%

Douglas Toth	Common Stock	-	-

Gilbert Davila	Common Stock	-	-

Kim Cranston	Common Stock	-	-

All directors and executive officers as a group (2 persons):	Common Stock	1,000,000	1.37%

*Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Georges Daou is the Manager and sole member of GJD Holdings, LLC and as such has the power to direct the vote and disposition of these shares.

(3) Georges Daou owns 64.632% of GJDaou & Company, LLC and is the sole Manager of such company.  Mr. Daou has the power to direct the vote and disposition of the shares owned by GJDaou & Company, LLC. .

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

A note holder of the Company loaned $75,000 to the Company pursuant to a Note(s) Payable Agreement dated May 3, 2011. The loan accrues simple interest at a rate of 10% per annum and has a 1 year term.

A note holder of the Company loaned $25,000 to the Company pursuant to a Note(s) Payable Agreement dated March 26, 2010. On June 30, 2010 this note was paid out, including $1,052.06 of accumulated interest.

Director Independence

We currently have one director who is “independent” within the meaning of the rules and regulations of The NASDAQ Stock Market.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” to fill vacancies created by such an expansion of our Board of Directors.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the period from April 3, 2009 (the date of inception of Phreadz and UDM) through May 31, 2010 and the fiscal year ended May 31, 2011:

Services	2011	2010
Audit fees	40,000	40,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	40,000	40,000

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

BIZZINGO, INC.

Date: August 18, 2011	By: /s/ Douglas Toth

Douglas Toth, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Toth	Chief Executive Officer	August 18, 2011
Douglas Toth	(Principal Executive Officer)

/s/ Gordon A. Samson	Chief Financial Officer, Secretary, Treasurer and Director	August 18, 2011
Gordon A. Samson	(Principal Accounting and Financial Officer)

/s/ Gilbert Davila	Director	August 18, 2011
Gilbert Davila

/s/ Kim Cranston	Director	August 18, 2011
Kim Cranston