Form 10-Q
period 2011-08-31
Bizzingo, Inc.
filed 2011-10-13
CIK 1359504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months endedAugust 31, 2011

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,941,376Shares of $0.001 par value common stock outstanding as of October 11, 2010.

PART I. Financial Information

Item 1. Interim Financial Statements.

The accompanying unaudited consolidated financial statements of Bizzingo, Inc. ("Bizzingo) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and, should be read in conjunction with the audited financial statements and notes thereto contained in Bizzingo’sAnnual Report Form 10-K filedwith the SEC on August 18, 2011. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in our Annual Report onForm 10-K filedwith the SEC on August 18, 2011 have been omitted.

BIZZINGO, INC. (A Development Stage Company)
Consolidated Balance Sheets
August 31, 2011and May 31, 2011
(Expressed in U.S. Dollars) (Unaudited)

	August 31, 2011	May 31, 2011
ASSETS
Current
Cash	$4,234	$4,101
Prepaids	—	10,000
Total current assets	4,234	14,101

Total Assets	$4,234	$14,101

LIABILITIES
Current
Accounts payable	$437,875	$483,180
Interest payable	199,405	139,241
Memberholder loan	2,046	2,046
Notes payable	756,000	261,000
Total current liabilities	1,395,326	885,467
Total Liabilities	$1,395,326	$885,467

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Share capital
Authorized:
Preferred stock $0.001 par value 100,000 shares authorized
None issued, allotted and outstanding:	—	—

Common stock $0.001 par value, 525,000,000 shares authorized
Issued, allotted and outstanding:
66,780,576 and 73,241,376 shares as of August 31, 2011 and May 31, 2011	66,780	73,241
Additional paid-in capital	16,620,903	16,614,442
Deficit accumulated during development stage	(18,078,775)	(17,559,049)
Total stockholders’ (deficiency) equity	(1,391,092)	(871,366)
Total liabilities and stockholders’ (deficiency) equity	$4,234	$14,101

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended August 31, 2011 and 2010 and the period from April 3, 2009 (inception) to August 31, 2011
(Expressed in U.S. Dollars)(Unaudited)

	From Inception Date of April 3, 2009 to August 31, 2011	For the Three Months ended August 31 2011	For the Three Months ended August 31, 2010

Revenue	$—	$—	$—

Accounting	118,854	25,147	27,647
Consulting	3,160,284	135,000	375,695
Corporate finance fees	52,530	—	22,140
Product Development	165,960	72,798
Financing expense	1,000,632	—	—
G&A	191,962	18,032	60,974
Legal	433,674	21,960	79,541
Marketing	232,791	232,791
Travel	267,910	20,457	49,910
Operating loss	(5,624,597)	(526,185)	(615,907)
Other expense
Impairment of IP music database and Computer code	(6,875,000)	—	—
Interest expense (related party)	(402,645)	(60,165)	(1,756)
Gain on forgiveness of debt	360,630	66,624	—
Loss on settlement of debt	(5,537,163)	—	—
Net loss for the year	$(18,078,775)	(519,726)	(617,663)
Loss per share – basic and diluted Net loss		$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted		70,713,237	65,246,392

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficiency) Equity
For the period April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)(Unaudited)

	Common Stock		Additional	Subscription	Deficit	Total Stock-holders'
	Shares	Amount	paid-in capital	Receivable	Accumulated	(deficiency)

Shares issued for property April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$—	$4,999,922
Shares issued for cash May 28, 2010	12,480,000	$12,480	$(12,390)	—	—	$90
Net Loss April 3, 2009 (Inception) to May 31, 2010	—	—	—	—	$(186,902)	$(186,902)
Balance, May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110
Subscription receivable	—	—	—	$90	—	$90
Shares issued for cash August 25, 2009	23,136,000	$23,136	$(22,991)	—	—	$145
Shares issued for cash March 10, 2010	5,782,400	$5,782	$(5,746)	—	—	$36
Recapitalization due to reverse merger	42,700,000	$42,700	$(83,243)	—	—	$(40,543)
Shares cancelled due to reverse merger	(32,712,176)	$(32,712)	$32,712	—	—	$—
Issuance of common stock @ $0.15 May 20, 2010	1,9333,333	$1,933	$288,067	—	—	$290,000
Issuance of common stock in settlement
of notes payable May 31, 2010	6,514,310	$6,515	$6,507,796	—	—	$6,514,311
Net loss for the year ending May 31, 2010					$(12,990,743)	$(12,990,743)
Balance, May 31, 2010	61,753,867	$61,754	$11,702,297	$—	$(13,177,645)	$(1,413,594)
Shares issued for cash on June 8, 2010 @ $0.15	1,333,333	$1,333	$198,667	—	—	200,000
Exchange agreement issuance June 22, 2010	1,334,176	$1,334	$999,298	—	—	1,000,632
Shares issued for cash on July 16, 2010 @ $0.15	2,520,000	$2,520	$375,480	—	—	378,000
Net loss for the period June 1, 2010 to August 31, 2010					$(617,663)	$(617,663)
Balance, August 31, 2010	66,941,376	$66,941	$13,275,742	$—	$(13,795,308)	$(452,625)

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders” (Deficiency) Equity
For the period April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)(Unaudited)

	Common Stock		Additional	Subscription	Deficit	Total Stock-holders’
	Shares	Amount	paid-in capital	Receivable	Accumulated	(deficiency)

Shares issued for cash on November 1, 2010	1,080,000	$1,080	$160,920	—	—	$162,000
Net loss for the period September 1, 2010 to November 30, 2010					$(196,438)	$(196,438)
Balance, November 30, 2010	68,021,376	$68,021	$13,436,662	$—	$(13,991,746)	$(487,063)
Shares issued for cash on December 3, 2010	720,000	$720	$107,280	—	—	$108,000
Shares issued for services January 31, 2011	2,000,000	$2,000	$1,198,000	—	—	$1,200,000
Net loss for the period December 1, 2010 to February 28, 2011					$(1,433,108)	$(1,433,108)
Balance, February 28, 2011	70,741,376	$70,741	$14,741,942	$—	$(15,424,854)	$(612,171)
Shares issued for asset acquisition March 15, 2011	2,500,000	$2,500	$1,872,500	—	—	$1,875,000
Net loss for the period March 1, 2011 to May 31, 2011					(2,134,195)	$(2,134,195)
Balance, May 31, 2011	73,241,376	$73,241	$16,614,442	$—	$(17,559,049)	(871,366)
Shares cancelled on July 26, 2011	(6,460,800)	(6,461)	6,461	—	—	$—
Net loss for the period June 1, 2011 to August 31, 2011					$(519,726)	$(519,726)
Balance, August 31, 2011	66,780,576	66,780	$16,620,903	$—	$(18,078,775)	$(1,391,092)

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended August 31, 2011 and 2010 and the period from April 3, 2009 (inception) to August 31, 2011
(Expressed in U.S. Dollars)(Unaudited)

	From Inception Date of April 3, 2009 to August 31, 2011	For the Three Months ended August 31 2011	For the Three Months ended August 31, 2010
Cash flows from (used in) operating activities
Net loss for the year	$(18,078,775)	$(519,726)	$(617,663)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
- Impairment of IP music database and computer code	5,000,000	—	—
- Loss on acquisition of Atwood	(44,361)	—	—
- Loss on settlement of debt	5,537,163	—	—
- Shares issued for services	1,200,000
Changes in operating assets and liabilities:
- (Increase) Decrease in Accrued liabilities	—	—	—
- (Increase) Decrease in Accounts payable	437,875	(45,306)	70,149
- (Increase) Decrease in Capitalized Interest	121,147	—	—
- (Increase) Decrease in Interest payable	199,407	60,165	703
- (Increase) Decrease in Prepaids	—	10,000	25,000
- (Increase) Decrease in Stock issuance liability	1,000,632	—	—
Net cash provided by operating activities	(4,626,914)	(494,867)	(521,811)
Cash flows from (used in) investing activities
Purchase of Capital Assets	1,875,000	—	—

Net cash (used) provided by investing activities	1,875,000	—	—
Cash flows from (used in) financing activities
Proceeds from note(s) payable (net)	740,000	495,000	(215,000)
Proceeds from Shareholder loan	2,046	—	—
Shares issued for cash	1,138,102	—	578,000
Shares issued in settlement of debt	876,000	—	—
Net cash (used) provided by financing activities	2,756,148	495,000	363,000
Increase in cash and cash equivalents	4,234	133	(158,811)
Effect of exchange rate on cash
Cash and cash equivalents, beginning of year	—	4,101	159,025
Cash and cash equivalents , end of period	$4,234	$4,234	$214
Cash and cash equivalents represented by:
Cash	$4,234	$4,234	$214

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
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
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

Note 1.	Organization and Summary of Significant Accounting Policies (continued)

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($18,078,775), operating activities have used cash of ($4,626,913 and the Company has a stockholders’ deficit of ($1,391,093) as of August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
For the period from April 3, 2009 (Inception) to August 31, 2011
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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

Recent accounting pronouncements (continued)

Determination of Fair Value

At August 31, 2011, the Company applied fair value to all assets based on quoted market prices, where available. For financial instruments for which quotes from recent exchange transactions are not available, the Company determines fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data.

Level 3 Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

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
For the period from April 3, 2009 (Inception) to August 31, 2011
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

As of August 31, 2011, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately ($18,078,774) that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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
For the period from April 3, 2009 (Inception) to August 31, 2011
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
For the period from April 3, 2009 (Inception) to August 31, 2011
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

On October 31, 2010, our former Chief Financial Officer,Gordon Samson, and Groupmark Financial Services, Ltd. forgave $12,976.00 and $24,128.26 respectively in outstanding amounts owed. On February 28, 2011 our former Chief Executive Officer, Christina Domecq forgave $35,393.10 in outstanding accrued management fees. This has created a total gain on forgiveness of debt of $72,497.36.

On February 21, 2011 the Company entered in a promissory note for $110,000.00 The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $2,772.60 for the period ending August 31, 2011 and $5,756.16 from origination.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

Note 5.	Notes Payable and Related Party Transaction (continued)

On April 7, 2011 the Company entered in a promissory note for $50,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,260.27 for the period ending August 31, 2011 and $2,000.00 from origination

On May 3, 2011 the Company entered in a promissory note for $75,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,890.41 for the period ending August 31, 2011 and $2,465.75 from origination.

On June 6, 2011 the Company entered in a promissory note for $50,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,178.08 for the period ending August 31, 2011.

On June 16, 2011 the Company entered in a promissory note for $40,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $832.88 for the period ending August 31, 2011.

On July 5, 2011 the Company entered in a promissory note for $50,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $780.82 for the period ending August 31, 2011.

On July 5, 2011 the Company entered in a promissory note for $125,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,952.05 for the period ending August 31, 2011.

On July 14, 2011 the Company entered in a promissory note for $100,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,287.67 for the period ending August 31, 2011.

On August 2, 2011 the Company entered in a promissory note for $150,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,191.78 for the period ending August 31, 2011. The Holder was also granted 900,000 Series A Warrants, with an exercise price of $0.30 per share, expiring July 31, 2020.

A member of the Company loaned $2,046 to the Company on no terms.

Note 6.	Commitments

As of August 31, 2011 we have a consulting agreements with Groupmark Financial Services Ltd., providing for $10,000 per month for services rendered each month and with Douglas Toth, our CEO for $20,000 per month for services rendered each month.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

Note 6.	Commitments

(a)	Employment Agreements (continued)

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

As an inducement to enter into these Agreements, Mr. Toth and Mr. Samson will be awarded not less than 1,000,000 shares of our common stock under an S-8 plan to be filed. Additionally on the origination of a company stock option plan they are each to be awarded stock options, with a seven year term, in respect of 3,000,000 shares of the Company’s common stock. The exercise price for these stock option’s will be the market price at time of grant or such other amount as established by a plan. The options are scheduled to vest in two equal annual installments. If Mr. Toth or Mr. Samson were to terminate their agreements voluntarily without good reason as defined in the agreement, they would forfeit any unvested shares related to this option grant.

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

On August 19, 2011, Gordon Samson submitted his resignation as Director and CFO. Theresignation was accepted. Mr. Samson’s resignation was not based upon any disagreement with us on any matter relating to our operations, policies or practices.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
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

On July 16, 2010, we entered into a Unit Purchase Agreements with 13 accredited investors pursuant to which the Purchasers purchased 14 Units at a Purchase Price of $27,000 per Unit for an aggregate purchase price of $378,000. Each Unit purchased consisted of (a) one hundred eighty thousand (180,000) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”); (b) aSeries A Warrant  (the “Series A Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.30 per share; and (c) a Series B Warrant (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.60 per share.  Accordingly, in total, purchasers received 2,520,000 shares of Common Stock (the “Shares”); a Series A Warrant to purchase 1,260,000 shares of Common Stock and a Series B Warrant to purchase 1,260,000 shares of Common Stock

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

Note 8.	Warrants(continued)

Southridge Investment Group LLC., an SEC Registered Broker/Dealer and Member FINRA/SIPC (“Southridge”), acted as placement agent in connection with the sale of the 13 Units referred to above in the preceding paragraph.  Southridge received $22,140 in commissions and expenses and 54,000 Series A Warrants and 54,000 Series B Warrants.  We also paid $3,500 in escrow fees.  The net proceeds of the offering after payments of the commissions and expenses and escrow fees were approximately $352,360.

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

On August 5, 2011 900,000 Series A warrants were granted to the Holder of a note for $150,000.00

The Company analyzed the beneficial nature of the 11,379,488 Series A Warrants and 10,479,488 Series B Warrants based on the conversion terms described above and determined that no material beneficial conversion feature exists.

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
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

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

1.	On April 3, 2009, 1,920,000 shares were issued for property.
2.	On May 28, 2009, 12,480,000 shares were issued for cash.
3.	On August 25, 2009, 23,136,000 shares were issued for cash.
4.	On March 10, 2010, 5,782,400 shares were issued for cash.
5.	On April 27, 2010, 42,700,000 were issued and 32,712,176 shares were cancelled upon recapitalization due to the reverse merger.
6.	On May 20, 2010 1,933,333 shares were issued at $0.15 for cash of $290,000
7.	On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.
8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.
12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.
13.	On January 31, 2010 by resolution the Board caused 2,000,000 shares to be issued for services
14.	On March 15, 2011 2,500,000 shares were issued for an asset acquisition (Zonein2 code)
15.	On July 27, 2011 6,460,800 shares were surrendered to the Company by a former CEO and cancelled.

Note 10.	Preferred Stock

On July 14, 2011, eight of our shareholders, including our largest shareholder and our Chief Financial Officer, owning 37,562,628 shares, or approximately 51.2% of the total outstanding shares on the record date, approved an amendment to our articles of incorporation to authorize the creation of 100,000,000 shares of preferred stock, in one or more classes, having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, all as may be determined by from time to time by the Board of Directors of the Corporation (the "Charter Amendment"). This type of preferred stock is known as “blank check” preferred. The amendment to the articles of incorporation was filed with the Nevada Secretary of State on September 8, 2011.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2011
(Expressed in U.S. Dollars)

Note 11.	Contingencies

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

Note 12.	Subsequent Events

On September 2, 2011, the Company’s Board of Directors approved the creation of the Company’s 2011 Stock Option Plan (“Plan”). A total of 13,000,000 shares of the Company’s common stock are subject to the plan terms. The Plan provides for the grant of options to acquire common shares (the “Common Shares”) or grant of restricted Common Shares in the capital of the Company.

 On September 8, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (“Certificate of Amendment”) with the State of Nevada to authorize the creation of 100,000,000 shares of preferred stock $0.001 par value, in one or more classes, having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, all as may be determined by from time to time by the Board of Directors of the Corporation. This type of preferred stock is known as “blank check” preferred. This action previously was approved by a the vote of a majority of shareholders on or about July 14, 2011 which was the subject of a Definitive Information Statement circulated to the Company’s non-voting shareholders on or about August 3, 2011.

On July 20, 2011, the Company announced that it entered into a Letter of Intent with IBG.com. to explore the possibility of a merger or some other form of business arrangement between the two companies. The Letter of Intent provided for reaching definitive agreements for a transaction by September 1, 2011. The parties were unable to reach any form of agreement, and the Letter of Intent expired by its terms.

As announced on September 22, 2011, the Company entered into a letter of intent to acquire select assets of Future Now Inc. to complement its business-to-business social network.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.Such forward-looking statementscontained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.  Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the period ended May 31, 2011, and elsewhere herein. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The development of Phreadz and UDM since our acquisition described in our Corporate History above has evolved into Bizzingo. This development has culminated in www.bizzingo.com(“Bizzingo”)www.Bizz.net . This is a social network designed for business and commerce. We are currently finalizing with a number of business’s which we intend to launch our site on a limited alpha basis. We think of it as an “internet hub” where social networking, e-commerce and marketing will converge within one domain. It is commonly accepted that B2B and B2C social media marketing will focus on three key areas: video, mobile and engagement. Bizzingo will deliver this.

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

Significant risks exist with respect to our ability to launch our B2B platform and achieve profitable operations.

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

Product Development

Product Development and Content: Product development and content expenses have been incurred of $165,960 since inception, with $72,798 of it in this quarter ending August 31, 2011.These expenses consist of contracted personnel costs associated with the development, testing and upgrading of our website and systems, substantially all of our design, translation services, and website management and development services

Contingencies

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

The processes of developing and commercializing our B2B platform are inherently highly complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether ourdevelopment programs will result in a platform that will achieve market acceptance. Product applicationsthat may appear to be promising at all stages of development may not reach the market for a number of reasons. Product applicationsmay be found ineffective or may take longer to progress through the beta trials than had been anticipated, may not be able to achieve the pre-defined endpoint due to changes in the business environment, among other factors. For these reasons, we are unable to predict the period in which material net cash inflows from its products and services will commence.

Comparison of the three months ended August 31, 2011 with the three months ended August 31, 2010

Operating expenses for the period from June 1, 2011 to August 31, 2011 was ($526,185) , compared to the same three month period June 1, 2010 to August 31, 2010 of ($615,907). This difference results from increases in product development and marketing expenses in the current period and a corresponding a large decrease in our Consulting fees as we paired back nonessential consultants to the Company. We do expect product development and marketing expenses to continue and increase further as more focus is placed on the development of operations.

Operating Activities

Cash use in operating activities for the period from June 1, 2011 to August 31, 2011 was ($494,867), and from June 1, 2010 to August 31, 2010 ($521,811). The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan, continues in its development and markets its services.

Financing Activities

Net cash provided by financing activities for the period from June 1, 2011 to August 31, 2011 was approximately $495,000, and from June 1, 2010 to August 31, 2010 was approximately $363,000. This consisted of net proceeds received from the issuance of notes payable and shares of common stock issued for cash.

Liquidity and Capital Resources

As of August 31, 2011, we had a working capital deficit of ($1,391,093) compared to a working capital deficit of ($871,366) as of August 31, 2010. Cash and cash equivalents at August 31, 2011 was $4,234compared to a balance of $4,101 as at August 31, 2010. Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

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

Going Concern

The independent auditors' report accompanying our audited financial statements for the year ended May 31, 2011 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2011 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of August 31, 2011we had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of August 31, 2011.

Our assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

1.	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

2.	There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments.

3.	We currently have an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition this has resulted in a lack of controls over the issuance of our stock which resulted in names of holders being spelt incorrectly.

These weaknesses restrict our ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

1.	While we have adopted corporate governance policies, activities and processes are not always formally documented. Specifically, decisions made by the Board of Directors to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

2.	We currently haveinsufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.
3.	There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

1.	There is an inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.
2.	There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by our officers with Board of Directors approval when needed.

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

Plan of Remediation

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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
3)	Consolidate all books and records into one accounting system
4)	Commence the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

(c) Changes in Internal Controls over Financial Reporting

We intend to undertake a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above. Those measures, described under “Plan of Remediation,” will be implemented by us in accordance with its plan of remediation, and when implemented, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the period ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

No report required.

Item 4. (Removed and Reserved)

No report required.

Item 5. Other Information

N/A

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

BIZZINGO, INC.

Date: October 11, 2011	By:	/s/ Douglas Toth
Douglas Toth, Chief Executive Officer&
Chief Financial Officer

