Form 10-Q
period 2011-11-30
Bizzingo, Inc.
filed 2012-01-17
CIK 1359504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended November 30, 2011

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  000-52511

BIZZINGO, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0471052
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 202, 63 Main Street, Flemington, New Jersey 08822

(Address of Principal Executive Offices)

(908) 968-0838

(Registrant’s telephone, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]     No [  ]

(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller	Smaller reporting company	[X]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:72,385,807 Shares of $0.001 par value common stock outstanding as of January 13, 2012.

2

PART I. Financial Information

Item 1. Interim Financial Statements.

The accompanying unaudited consolidated financial statements of Bizzingo, Inc. (“Bizzingo”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and, should be read in conjunction with the audited financial statements and notes thereto contained in Bizzingo’s Annual Report Form 10-K filed with the SEC on August 18, 2011. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in our Annual Report on Form 10-K filed with the SEC on August 18, 2011 have been omitted.

3

BIZZINGO, INC.

(A Development Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2011

4

Bizzingo, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	November 30, 2011	May 31, 2011
	(unaudited)
Assets

Assets:
Cash	$109,987	$4,101
Prepaids	—	10,000
Total Current Assets	109,987	14,101

Total Assets	$109,987	$14,101

Liabilities and Stockholders’ Deficit

Liabilities:
Accounts payable and accrued expenses	$368,803	$483,180
Interest payable	239,868	139,241
Memberholder loan	2,046	2,046
Stock issuance liabilty	852,956	—
Notes payable	641,000	261,000
Total Current Liabilities	2,104,673	885,467

Total Liabilities	2,104,673	885,467

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value,525,000,000 shares authorized, 67,392,088 and 73,241,376 shares issued and outstanding, respectively	67,392	73,241
Additional paid in capital	17,549,057	16,614,442
Deficit accumulated during development stage	(19,611,135)	(17,559,049)
Total Stockholders’ Deficit	(1,994,686)	(871,366)

Total Liabilities and Stockholders’ Deficit	$109,987	$14,101

Bizzingo, Inc

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		From April 3, 2009 (Inception) to
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$—

General and administrative expenses	1,123,961	233,022	1,650,146	848,930	6,748,558

Operating loss	(1,123,961)	(233,022)	(1,650,146)	(848,930)	(6,748,558)

Other Income (Expenses)
Impairment of IP music database and Computer code	—	—	—	—	(6,875,000)
Interest expense	(62,212)	(519)	(122,377)	(2,275)	(464,857)
Gain on forgiveness of debt	—	37,104	66,624	37,105	360,630
Loss on settlement of debt	(346,187)	—	(346,187)	—	(5,883,350)

Total Other Income (Expenses) - Net	(408,399)	36,585	(401,940)	34,830	(12,862,577)

Net Loss	$(1,532,360)	$(196,437)	$(2,052,086)	$(814,100)	$(19,611,135)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	67,338,913	67,289,376	69,038,345	66,285,162

Bizzingo, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the period April 3, 2009 (Inception) to November 30, 2011

	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Shares issued for cash April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$—	$4,999,922

Shares issued for cash May 28, 2009	12,480,000	12,480	(12,390)	—	—	90

Loss for the period from April 3, 2009 to May 31, 2009					(186,902)	(186,902)
Balance May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110

Shares issued for cash August 25, 2009	26,969,600	26,970	(26,633)	(337)	—	(0)

Shares cancelled on November 13, 2009	(3,833,600)	(3,834)	3,834	—	—	—

Shares issued for cash March 10, 2010	5,782,400	5,782	(5,938)	—	—	(156)

Subscription receivable	—	—	—	427	—	427

Recapitalization due to reverse merger	42,700,000	42,700	(83,243)	—	—	(40,543)

Shares cancelled due to reverse merger	(32,712,176)	(32,712)	32,712	—	—	—

Shares issued for cash on May 20, 2010 @$0.15	1,933,333	1,933	288,067	—	—	290,000

Issuance of common stock in settlement
of notes payable (May 31, 2010)	6,514,310	6,515	6,507,796	—	—	6,514,311

Net loss for the period September 1, 2009 to May 31, 2010	—	—	—	—	(12,990,743)	(12,990,743)
Balance May 31, 2010	61,753,867	$61,754	$11,702,297	$—	$(13,177,645)	$(1,413,594)

Shares issued for cash on June 8, 2010	1,333,333	1,333	198,667	—	—	200,000

Exchange Agreement issuance June 22, 2010	1,334,176	1,334	999,298	—	—	1,000,632

Shares issued for cash on July 16, 2010	2,520,000	2,520	375,480	—	—	378,000

Net loss for the period, June 1, 2010 to August 31, 2010					(617,663)	(617,663)
Balance August 31, 2010	66,941,376	$66,941	$13,275,742	$—	$(13,795,308)	$(452,625)

Shares issued for cash on November 1, 2010	1,080,000	$1,080	160,920	—	—	162,000

Net loss for the period, Sept 1, 2010 to Nov 30, 2010					(196,438)	(196,438)
Balance November 30, 2010	68,021,376	68,021	13,436,662		(13,991,745)	(487,062)

Shares issued for cash on December 3, 2010	720,000	720	107,280	—	—	108,000

Shares issued for Services January 31, 2011	2,000,000	2,000	1,198,000			1,200,000

Net loss for the period Dec 1, 2010 to Feb 28, 2011					(1,468,290)	(1,468,290)
Balance February 28, 2011	70,741,376	70,741	14,741,942		(15,460,035)	(647,352)

Shares issued for asset acquisition March 15, 2011	2,500,000	2,500	1,872,500	—	—	1,875,000

Net loss or the period March 1, 2011 to May 31, 2011					(2,099,013)	(2,099,013)
Balance May 31, 2011	73,241,376	73,241	16,614,442	—	(17,559,049)	(871,366)

Shares cancelled GLD Holdings July 27, 2011	(6,460,800)	(6,461)	6,461	—	—	0

Net loss for the period June 1, 2011 to August 31, 2011					(519,726)	(519,726)
Balance August 31, 2011	66,780,576	66,780	16,620,903	—	(18,078,775)	(1,391,092)

Shares issued to settle accounts payable	611,512	612	207,303	—	—	207,915

Stock options issued for services	—	—	720,349	—	—	720,349

Warrants issued for services	—	—	502	—	—	502

Net loss for the period September 1, 2011 to November 30, 2011	—	0	0	0	(1,532,360)	(1,532,360)
Balance November 30, 2011	67,392,088	$67,392	$17,549,057	$—	$(19,611,135)	$(1,994,686)

Bizzingo, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended November 30,		From April 3, 2009 (Inception) to November 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,052,086)	$(814,100)	$(19,611,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of IP music database and computer code	—	—	6,875,000
Loss on business acquisition	—	—	(44,361)
Loss on settlement of debt	346,187	—	5,883,350
Stock based compensation	747,252	—	1,947,252
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	10,000	25,000	—
Increase (Decrease) in:
Accounts payable and accrued expenses	(22,651)	102,765	368,803
Bank overdraft	—	1,088	—
Capitalized interest	—	—	121,145
Stock issuance liability		—	1,073,917
Accrued interest payable - other	82,184	1,222	239,868
Net Cash Used in Operating Activities	(889,114)	(684,025)	(3,146,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	745,000	(215,000)	990,000
Proceeds from memberholder loan	—	—	2,046
Shares issued for cash	250,000	740,000	1,388,102
Shares issued in settlement of debt	—	—	876,000
Net Cash Provided By Financing Activities	995,000	525,000	3,256,148

Net Increase (Decrease) in Cash	105,886	(159,025)	109,987

Cash - Beginning of Period	4,101	159,025	—

Cash - End of Period	$109,987	$—	$109,987

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$—	$—	—
Interest	$—	$—	—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into stock issuance liability	$365,000	$—	$365,000
Conversion of payable into common stock	$91,727	$—	$91,727
Conversion of Interest payable into common stock	$18,443	$—	$18,443

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

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($19,611,135), operating activities have used cash of ($5,021,161 and the Company has a stockholders’ deficit of ($1,994,686) as of November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company’s needs. In view of these matters, continuation as a going concern is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(d)	Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consisted of notes payable. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of November 30, 2011 and May 31, 2011, due to the nature of these instruments.

(e)	Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that,based on available evidence, is more likely than not to be realized.

(f)	Net Loss per Share

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

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

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

Note 4.               Income Taxes

As of November 30, 2011, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately ($19.6 Million) that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

On July 5, 2011 the Company entered in a promissory note for $50,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum

On July 5, 2011 the Company entered in a promissory note for $125,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum.

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

On October 7, 2011, the Company entered into a secured promissory note for $250,00 with a related party. The note terms are for 6 months and carry an interest rate of 10% per annum.

A member of the Company loaned $2,046 to the Company on no terms.

Note 6.               Commitments

As of November 30, 2011 we have a consulting agreements with Groupmark Financial Services Ltd., providing for $10,000 per month for services rendered each month and with Douglas Toth, our CEO for $20,000 per month for services rendered each month. The Company also has a consulting agreement with an accounting firm to provide accounting and financial reporting services for $7,000 per month.

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

On November 11, 2011, the Company and Douglas Toth amended and superceded the June 1, 2011 consulting agreement with an Employment Agreement in which Douglas Toth will serve as Chairman and Chief Executive Officer of the Company. The term of the Agreement ends May 31, 2012. Compensation under the plan will remain at $240,00 per annum with a right to earn incentive compensation. In addition Mr. Toth will receive a stock award of 2,000,000 shares of common stock on or after January 1, 2012. Further, Mr. Toth will be granted 5,000,000 options to purchase company stock. The options will vest as follows: 50% shall vest on June 30,2011, and the remaining 50% shall vest pro-rata monthly from June 2011 through May 2012.

On August 19, 2011, Gordon Samson submitted his resignation as Director and CFO. The resignation was accepted. Mr. Samson’s resignation was not based upon any disagreement with us on any matter relating to our operations, policies or practices.

Note 7.               Options

During the 6 months ended November 30, 2011, the Company issued Directors, Officers and Consultants a total of 7,000,000 stock options. The Company valued the options utilizing an option model and are expensing the options over the vesting periods. The exercise price of the options were issued at fair market value on the date of grant and range from $0.16 to $0.33. All options have a term of 10 years. The Company recorded an expense of $720,349 during the six months ended November 30, 2011.

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

In April 2010 the Company entered into an Exchange Agreement with Professional Capital Partners, Ltd.(“PCP”), pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company’s common stock (the “Original Shares”) for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company’s common stock; (ii) a Series A Warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share.

On June 22, 2010 PCP exercised this Exchange Agreement and exchanged its Original Shares for 37 Units. As a result, PCP received 6,660,000 shares of common stock; a Series A Warrant to purchase 3,330,000 shares of common stock; and a Series B Warrant to purchase 3,330,000 shares of common stock in exchange of 5,325,824 and net of shares of common stock of the company.

A financing expense of $1,000,632 was recorded as of May 31, 2010 as a stock issuance liability with the exercise of the exchange agreement on June 22, 2010 as this cost became known. The financing cost was determined using the last price of $0.75 as reported on OTCBB.com on June 11, 2010 prior to the June 22, 2010 exercise date, on the additional 1,334,176 shares of common stock issued to PCP pursuant to the Exchange Agreement.

On August 5, 2011 900,000 Series A warrants were granted to the Holder of a note for $150,000.00

The Company analyzed the beneficial nature of the 11,379,488 Series A Warrants and 10,479,488 Series B Warrants based on the conversion terms described above and determined that no material beneficial conversion feature exists.

For certain of the Purchasers described above the Unit Purchase Agreement granted Registration Rights which contained certain rights which included Liquidated Damages. “The Company will be obligated to pay investor a fee equal to 1.0% (which will increase to 2.0% after the first 30 days)  of such investor’s purchase price for each 30 day period (pro-rated for partial periods); provided that such damages shall be capped at 12% of such investor’s total purchase price.

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

We have not yet filed a Registration Statement, we have a certain number of the Purchaser’s who are entitled to Liquidated Damages as described herein. Accordingly, we have accrued an interest expense as Liquidated Damages for those Purchaser’s that this applies to. We expect to file a Registration Statement in the near term.

On November 11, 2011, the Company issued a public relations firm 150,00 stock purchase warrants with a 10 year term and a strike price of $0.25. The Company valued the warrants using an option pricing model and is expensing the $30,202 fair value over the vesting term of the warrant.

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

1.	On April 3, 2009, 1,920,000 shares were issued for property.
2.	On May 28, 2009, 12,480,000 shares were issued for cash.
3.	On August 25, 2009, 23,136,000 shares were issued for cash.
4.	On March 10, 2010, 5,782,400 shares were issued for cash.
5.	On April 27, 2010, 42,700,000 were issued and 32,712,176 shares were cancelled upon recapitalization due to the reverse merger.
6.	On May 20, 2010 1,933,333 shares were issued at $0.15 for cash of $290,000
7.	On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.
8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.
12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.
13.	On January 31, 2010 by resolution the Board caused 2,000,000 shares to be issued for services
14.	On March 15, 2011 2,500,000 shares were issued for an asset acquisition (Zonein2 code)
15.	On July 27, 2011 6,460,800 shares were surrendered to the Company by a former CEO and cancelled.
16.	On September 7, 2011, the Company issued 611,512 shares to a vendor to settle an accounts payable in the amount of $91,726.85.

Note 10.               Preferred Stock

On July 14, 2011, eight of our shareholders, including our largest shareholder and our Chief Financial Officer, owning 37,562,628 shares, or approximately 51.2% of the total outstanding shares on the record date, approved an amendment to our articles of incorporation to authorize the creation of 100,000,000 shares of preferred stock, in one or more classes, having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, all as may be determined by from time to time by the Board of Directors of the Corporation (the “Charter Amendment”). This type of preferred stock is known as “blank check” preferred. The amendment to the articles of incorporation will be effective twenty days following the mailing of the information statement. On August 3, 2011 a DEF 14C was filed regarding this change.

Note 11.               Contingencies

There is currently a dispute that arose approximately August 14, 2010, between former Phreadz-division President Jonathan Kossmann and Phreadz, regarding certain intellectual property and confidential information of the Company. Mr. Kossmann has claimed that $30,000 is owed to him pursuant to his 2009-2010 Consulting Agreement with the Company. The Company has conducted an investigation into Mr. Kossmann’s claim with the assistance of counsel and does not believe any money is due to him. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Note 12.               Subsequent Events

On December 7, 2011, the Company issued 3.2 million shares of common stock to a consultant.

On December 7, 2011, the Company issued 800,000 shares of common stock to a related party in accordance with a consulting agreement.

On December 7, 2011, a note holder converted notes and interest into 1,643,719 shares of common stock.

On December 7, 2011, a note holder converted notes and interest into 50,000 shares of common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The development of Phreadz and UDM since our acquisition described in our Corporate History above has evolved into Bizzingo. This development has culminated in www.bizzingo.com (“Bizzingo”) www.Bizz.net. This is a social network designed for business and commerce. We are currently finalizing with a number of business’s which we intend to launch on a limited alpha basis. We think of it as an “internet hub” where social networking, e-commerce and marketing will converge within one domain. It is commonly accepted that B2B and B2C social media marketing will focus on three key areas: video, mobile and engagement. Bizzingo will deliver this.

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

Product Development

Product Development and Content: Product development and content expenses consist of contracted personnel costs associated with the development, testing and upgrading of our website and systems, substantially all of our design, translation services, and website management and development services

Contingencies

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

The processes of developing new approaches to music database management, access, search for UDM and the novel SNS of Phreadz are inherently highly complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether its development programs will result in products that will achieve market acceptance. Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may take longer to progress through the beta trials than had been anticipated, may not be able to achieve the pre-defined end point due to changes in the environment, may fail to receive necessary approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. For these reasons, we are unable to predict the period in which material net cash in flows from its products and services will commence.

Comparison of the six months ended November 30, 2011 with the six months ended November 30, 2010

Operating expenses for the period from June 1, 2011 to November 30, 2011 was ($1,650,146), compared to the same six month period June 1, 2010 to November 30, 2010 of ($848,930). The increase in expenses is primarily attributable to a $747,252 increase in stock based compensation issued to officers, directors and outside consultants. In addition, the company incurred additional expenses associated with investor and public relations during period.

Comparison of the three months ended November 30, 2011 with the three months ended November 30, 2010

Operating expenses for the period from September 1, 2011 to November 30, 2011 was ($1,123,961), compared to the same three month period September 1, 2010 to November 30, 2010 of ($233,022). The increase in expenses is primarily attributable to a $747,252 increase in stock based compensation issued to officers, directors and outside consultants. In addition, the company incurred additional expenses associated with investor and public relations during period.

Operating Activities

Cash use in operating activities for the period from June 1, 2011 to November 30, 2011 was ($889,114), and from June 1, 2010 to November 30, 2010 was($684,025). The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan, continues in its development and markets its services.

Financing Activities

Net cash provided by financing activities for the period from June 1, 2011 to November 30, 2011 was approximately $995,000, and from June 1, 2010 to November 30, 2010 was approximately $525,000. This consisted of net proceeds received from the issuance of notes payable and shares issued for cash.

Liquidity and Capital Resources

As of November 30, 2011, we had a working capital deficit of ($1,994,686) compared to a working capital deficit of ($871,366) as of May 31, 2011. Cash and cash equivalents at November 30, 2011 was $109,987 compared to a balance of $4,101 as at May 31, 2011. Our current level of operations does not generate sufficient cash to fund our working capital needs.  Accordingly, we will have to raise capital to fund our short-term working capital needs.  No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

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

Going Concern

The independent auditors’ report accompanying our audited financial statements for the year ended May 31, 2011 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

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

(b) Management’s Report on Internal Control over Financial Reporting

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

Based on this assessment, management concluded that as of November 30, 2011 we had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of November 30, 2011.

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

(c) Changes in Internal Controls over Financial Reporting

We intend to undertake a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above. Those measures, described under “Plan of Remediation,” will be implemented by us in accordance with its plan of remediation, and when implemented, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the period ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Reports on Form 8-K dated November 2, 2011.

Item 3. Defaults upon Senior Securities

No report required.

Item 4.(Removed and Reserved)

No report required.

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

10.17	Employment Agreement dated as of November 11, 2011, but effective as of June 1, 2011, by and between the Company and Douglas Toth.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIZZINGO, INC.

Date: January 17, 2012	By:	/s/ Douglas Toth
Douglas Toth, Chief Executive Officer& Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Toth	Chief Executive Officer& Chief Financial Officer	January 17, 2012
Douglas Toth	(Principal Executive Officer& Principal Accounting Officer)

