Form 10-Q
period 2012-02-29
Bizzingo, Inc.
filed 2012-04-16
CIK 1359504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended February 29, 2012

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

Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 86,166,777 Shares of $0.001 par value common stock outstanding as of April 12, 2012.

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

3

BIZZINGO, INC.

(A Development Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

February 29, 2012

4

Bizzingo, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	February 29, 2012	May 31, 2011
	(unaudited)
Assets

Assets:
Cash	$293,754	$4,101
Prepaids	12,400	10,000
Total Current Assets	306,154	14,101

Total Assets	$306,154	$14,101

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable and accrued expenses	$428,266	$483,180
Interest payable	219,722	139,241
Memberholder loan	2,046	2,046
Stock issuance liability	2,039,448	-
Notes payable	400,000	261,000
Total Current Liabilities	3,089,482	885,467

Total Liabilities	3,089,482	885,467

Stockholders' Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value,525,000,000 shares authorized,
73,635,807 and 73,241,376 shares issued and outstanding, respectively	73,636	73,241
Additional paid in capital	19,530,675	16,614,442
Deficit accumulated during development stage	(22,387,639)	(17,559,049)
Total Stockholders' Deficit	(2,783,328)	(871,366)

Total Liabilities and Stockholders' Deficit	$306,154	$14,101

See accompanying notes to financial statements

Bizzingo, Inc

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended February 29,		Nine Months Ended February 29,		From April 3, 2009 (Inception) to February 29,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	2,506,550	1,431,672	4,156,696	2,280,603	9,255,108

Operating loss	(2,506,550)	(1,431,672)	(4,156,696)	(2,280,603)	(9,255,108)

Other Income (Expenses)
Impairment of IP music database and Computer code	-	-	-	-	(6,875,000)
Interest expense	(471,266)	(72,011)	(593,643)	(74,285)	(936,123)
Gain on forgiveness of debt	-	35,393	66,624	72,497	360,630
Gain (Loss) on settlement of debt	201,312	-	(144,875)	-	(5,682,038)

Total Other Income (Expenses) - Net	(269,954)	(36,618)	(671,894)	(1,788)	(13,132,531)

Net Loss	$(2,776,504)	$(1,468,290)	$(4,828,590)	$(2,282,391)	$(22,387,639)

Net Loss per Common Share - Basic and Diluted	$(0.04)	$(0.02)	$(0.07)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	67,338,913	69,339,598	69,038,345	67,295,821

See accompanying notes to financial statements

Bizzingo, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

For the period April 3, 2009 (Inception) to February 29, 2012

	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Shares issued for cash April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$-	$4,999,922

Shares issued for cash May 28, 2009	12,480,000	12,480	(12,390)	-	-	90

Loss for the period from April 3, 2009 to May 31, 2009					(186,902)	(186,902)
Balance May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110

Shares issued for cash August 25, 2009	26,969,600	26,970	(26,633)	(337)	-	(0)

Shares cancelled on November 13, 2009	(3,833,600)	(3,834)	3,834	-	-	-

Shares issued for cash March 10, 2010	5,782,400	5,782	(5,938)	-	-	(156)

Subscription receivable	-	-	-	427	-	427

Recapitalization due to reverse merger	42,700,000	42,700	(83,243)	-	-	(40,543)

Shares cancelled due to reverse merger	(32,712,176)	(32,712)	32,712	-	-	-

Shares issued for cash on May 20, 2010 @$0.15	1,933,333	1,933	288,067	-	-	290,000

Issuance of common stock in settlement of notes payable (May 31, 2010)	6,514,310	6,515	6,507,796	-	-	6,514,311

Net loss for the period September 1, 2009 to May 31, 2010	-	-	-	-	(12,990,743)	(12,990,743)
Balance May 31, 2010	61,753,867	$61,754	$11,702,297	$-	$(13,177,645)	$(1,413,594)

Shares issued for cash on June 8, 2010	1,333,333	1,333	198,667	-	-	200,000

Exchange Agreement issuance June 22, 2010	1,334,176	1,334	999,298	-	-	1,000,632

Shares issued for cash on July 16, 2010	2,520,000	2,520	375,480	-	-	378,000

Net loss for the period, June 1, 2010 to August 31, 2010					(617,663)	(617,663)
Balance August 31, 2010	66,941,376	$66,941	$13,275,742	$-	$(13,795,308)	$(452,625)

Shares issued for cash on November 1, 2010	1,080,000	$1,080	160,920	-	-	162,000

Net loss for the period, Sept 1, 2010 to Nov 30, 2010					(196,438)	(196,438)
Balance November 30, 2010	68,021,376	68,021	13,436,662		(13,991,745)	(487,062)

Shares issued for cash on December 3, 2010	720,000	720	107,280	-	-	108,000

Shares issued for Services January 31, 2011	2,000,000	2,000	1,198,000			1,200,000

Net loss for the period Dec 1, 2010 to Feb 28, 2011					(1,468,290)	(1,468,290)
Balance February 28, 2011	70,741,376	70,741	14,741,942		(15,460,035)	(647,352)

Shares issued for asset acquisition March 15, 2011	2,500,000	2,500	1,872,500	-	-	1,875,000

Net loss or the period March 1, 2011 to May 31, 2011					(2,099,013)	(2,099,013)
Balance May 31, 2011	73,241,376	73,241	16,614,442	-	(17,559,049)	(871,366)

Shares cancelled GLD Holdings July 27, 2011	(6,460,800)	(6,461)	6,461	-	-	0

Net loss for the period June 1, 2011 to August 31, 2011					(519,726)	(519,726)
Balance August 31, 2011	66,780,576	66,780	16,620,903	-	(18,078,775)	(1,391,092)

Shares issued to settle accounts payable	611,512	612	207,303	-	-	207,915

Stock options issued for services	-	-	720,349	-	-	720,349

Warrants issued for services	-	-	502	-	-	502

Net loss for the period September 1, 2011 to November 30, 2011	-	-	-	-	(1,532,360)	(1,532,360)
Balance November 30, 2011	67,392,088	$67,392	$17,549,057	$-	$(19,611,135)	$(1,994,686)

Shares issued for cash on December 7, 2011	2,500,000	2,500	247,500	-	-	250,000

Shares issued for services December 7, 2011	800,000	800	95,200	-	-	96,000

Issuance of common stock in settlement of notes payable (December 7, 2011)	1,643,719	1,644	195,602	-	-	197,246

Shares issued for note extension December 7, 2011	50,000	50	5,950	-	-	6,000

Shares issued for cash on February 1, 2012	1,250,000	1,250	123,750	-	-	125,000

Stock options issued for services	-	-	450,078	-	-	450,078

Warrants issued for services	-	-	882,838	-	-	882,838

Stock issuance costs	-	-	(19,300)	-	-	(19,300)

Net loss for the period December 1, 2011 to February 29, 2012	-	-	-	-	(2,776,504)	(2,776,504)
Balance February 29, 2012	73,635,807	$73,636	$19,530,675	$-	$(22,387,639)	$(2,783,328)

See accompanying notes to financial statements

Bizzingo, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended February 29,			From April 3, 2009 (Inception) to February 29,
	2012	2011		2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,828,590)		$(2,282,391)	$(22,387,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of IP music database and computer code	-		-	6,875,000
Loss on business acquisition	-		-	(44,361)
Loss on settlement of debt	144,875		-	5,682,038
Gain on forgiveness of debt	(66,624)		(72,497)	(360,630)
Stock based compensation	2,773,396		1,200,000	3,973,396
Accretion of debt discount	445,747		-	1,819,369
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses & other assets	(2,400)		5,000	(12,400)
Increase (Decrease) in:
Accounts payable and accrued expenses	53,435		223,641	428,266
Bank overdraft	-		-	-
Capitalized interest	-		-	121,145
Stock issuance liability			-	-
Accrued interest payable - other	130,114		73,234	219,722
Net Cash Used in Operating Activities	(1,350,047)		(853,013)	(3,686,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided By Investing Activities	-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	815,000		(105,000)	2,230,000
Repayment of notes	(66,000)		-	(281,000)
Proceeds from memberholder loan	-		-	2,046
Shares issued (subscribed) for cash	910,000		848,000	2,048,102
Stock issuance costs	(19,300)		-	(19,300)
Net Cash Provided By Financing Activities	1,639,700		743,000	3,979,848

Net Increase (Decrease) in Cash	289,653		(110,013)	293,754

Cash - Beginning of Period	4,101		159,025	-

Cash - End of Period	$293,754		$49,012	$293,754

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-		$-	$-
Interest	$18,847		$-	$18,847

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into stock issuance liability	$413,075	$		$413,075
Conversion of debt into common stock	$225,000	$		$225,000
Conversion of payable into common stock	$91,727	$		$91,727
Conversion of Interest payable into common stock	$21,558	$		$21,558

See accompanying notes to financial statements

Note 1.               Organization and Summary of Significant Accounting Policies

On April 27, 2010, pursuant to share purchase agreements (the “Purchase Agreements”), Phreadz, Inc. completed the acquisitions of Phreadz USA, LLC (“Phreadz LLC”) and Universal Database of Music USA, LLC (“UDM”). The acquisitions were accounted for as a recapitalization effected by a reverse merger, wherein Phreadz and UDM were considered the acquirer for accounting and financial reporting purposes.  The pre-merger assets and liabilities of the acquired entities have been brought forward at their book value and no goodwill has been recognized.  The consolidated accumulated deficit of Phreadz LLC and UDM has been brought forward, and common stock and additional paid-in-capital of the combined Company have been retroactively restated to give effect to the exchange rates as set forth in the Purchase Agreements.

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

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company's continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($22,387,639), operating activities have used cash of ($3,686,094) and the Company has a stockholders' deficit of ($2,783,328) as of February 29, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is actively involved in discussions and negotiations with investors. We do not believe we have sufficient working capital to operate without additional funding.  Assuming we raise the necessary capital through the sale of equity or equity equivalents, we expect that we will have adequate working capital through 2012. However, any equity financing may be very dilutive to our existing shareholders.

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

The Company’s financial instruments consisted of notes payable. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of February 29, 2012 and May 31, 2011, due to the nature of these instruments.

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

Note 4.               Income Taxes

As of February 29, 2012, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately ($22.2 Million) that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Note 5.               Notes Payable

A member of the Company loaned $200,000 to the Company pursuant to a Note(s) Payable Agreement dated August 10, 2009. The loan terms include a $16,000 interest bonus and accrues simple interest at a rate of 8% per annum. The note matured on December 31, 2009 and by agreement was extended to March 31, 2010. Interest accrued at the rate of 8% annually and was $13,776.64 for the period April 3, 2009 (inception) to May 31, 2010. On October 17, 2011 the note was paid in full along with outstanding accrued interest.

On February 21, 2011, the Company entered in a promissory note for $110,000.00 The note terms are for 1 year and carry an interest rate of 10% per annum. On February 21, 2012, the holder of the note entered into a subscription agreement which provided for the conversion of the principal and accrued interest on the note. As of February 29, 2012 the Company had not yet issued the shares.

On April 7, 2011, the Company entered in a promissory note for $50,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum.

On May 3, 2011, the Company entered in a promissory note for $75,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. On September 16, 2011 an additional $10,000 was advanced on this note. The note and accrued interest was assigned by the holder on December 7, 2011 and settled with 682,276 shares of our common stock.

On June 6, 2011, the Company entered in a promissory note for $50,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. The note and accrued interest was assigned by the holder on December 7, 2011 and settled with 344,840 shares of our common stock.

On June 16, 2011, the Company entered in a promissory note for $40,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. The note and accrued interest was assigned by the holder on December 7, 2011 and settled with 274,411 shares of our common stock.

On July 5, 2011, the Company entered in a promissory note for $50,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. The note and accrued interest was assigned by the holder on December 7, 2011 and settled with 342,192 shares of our common stock.

On July 5, 2011, the Company entered in a promissory note for $125,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum.

On July 14, 2011, the Company entered in a promissory note for $100,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum.

On August 2, 2011, the Company entered in a promissory note for $150,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,191.78 for the period ending August 31, 2011. The Holder was also granted 900,000 Series A Warrants, with an exercise price of $0.30 per share, expiring July 31, 2020.

On October 7, 2011, the Company entered into a secured promissory note for $250,000 with a related party. The note terms are for 6 months and carry an interest rate of 10% per annum.

A member of the Company loaned $2,046 to the Company on no terms.

Note 6.               Commitments

Employment Agreements

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

To qualify for the cash severance benefit, any applicable bonus amounts and opportunity to vest in unvested equity awards available under a stock option plan following an involuntary termination by the Company without cause, or a termination for good reason, Mr. Toth and/or Mr. Samson must execute a release in favor of the Company and agree to provide the Company with certain consulting services for a period of six months after termination. Additionally, during the period of these consulting services, Mr. Toth and/or Mr. Samson, must also agree not to provide any services to entities that compete with any of the Company’s business.

These agreements became effective June 1, 2011 and have stated terms through May 31, 2012.

On November 11, 2011, the Company and Douglas Toth amended and superceded the June 1, 2011 consulting agreement with an Employment Agreement in which Douglas Toth will serve as Chairman and Chief Executive Officer of the Company. The term of the Agreement ends May 31, 2012. Compensation under the plan will remain at $240,000 per annum with a right to earn incentive compensation. In addition Mr. Toth will receive a stock award of 2,000,000 shares of common stock on or after January 1, 2012. Further, Mr. Toth will be granted 5,000,000 options to purchase company stock. The options will vest as follows: 50% shall vest on June 30, 2011, and the remaining 50% shall vest pro-rata monthly from June 2011 through May 2012.

On August 19, 2011, Gordon Samson resigned as Director and CFO of the Company.

Joint Venture Agreement

On February 9, 2012, the Company entered into Joint Venture Agreement with Sun Enterprises Group, Ltd., a Cayman company. The parties have agreed to establish a Hong Kong joint venture entity, wherein each participant will have an equal equity ownership and ownership rights. The joint venture entity may establish a wholly owned operating company domiciled in the Peoples Republic of China.

The purpose of the joint venture is to provide SaaS (Software as a service) products to Chinese businesses by delivering collaborative intranet abilities and connectivity to international businesses through the Bizzingo B2B social networking platform. This operation will be developed in the PRC through the PRC subsidiary.

The Company, in addition to other contributions, has agreed to issue a royalty free license to the joint venture for the technology surrounding its B2B social networking platform on an exclusive basis for the territory of PRC, Hong Kong, Macau Special Administrative Zone, and Taiwan. In addition, the joint venture entity may act as non-exclusive agent to market, sell and distribute the Bizzingo technology outside the described territory.

Sun Enterprises, among other contributions, has agreed to provide to the joint venture, a management team and the marketing expertise, as well as communications support, and media relationships along established sales channels.

Consulting Agreements

On December 01, 2010, we entered into a consulting agreement with Groupmark Financial Services Ltd., providing for $10,000 per month for services rendered each month.

The Company has a consulting agreement with an accounting firm to provide accounting and financial reporting services for $7,000 per month

On September 21, 2011, the Company entered into a two year agreement with Creative Processing, Inc (“CP”) to provide advertising and marketing services. CP is to be compensated for its services with 2,400,000 shares of Company common stock, to be issued over a one year period.  In addition the Company will issue CP 2,400,000 stock purchase warrants with an exercise price of $0.20 per share.

On September 23, 2011 the Company entered into a two year agreement with Wall & Madison, LLC (“Wall”) to provide business development and marketing services. The Company will compensate Wall $10,000 per month relating to this agreement.

On October 7, 2011, the Company entered into a two year agreement with David Shamouelian, a Director of the Company, to provide marketing services. Mr. Shamouelian is one of the most respected names in the fashion industry. He is to be compensated for his services with 3,200,000 shares of Company common stock, to be issued over a 18 month period.

On October 17, 2011, the Company entered into a services agreement with BPG Worldwide, an award-winning Internet software development firm. BPG will provide technology services to further develop and launch Bizzingo’s B2B search and social media platform. The Company will be billed monthly for these services on a time and material basis.

On December 1, 2011, the Company engaged Advance Ventures, LLC (“Advance”), based in Silicon Valley, to provide venture development services, including guidance on recruitment, business development and enhancing strategic relationships in Silicon Valley. The Company will compensate Advance $10,000 per month relating to this agreement. In addition, the parties amended the agreement in March 2012, wherein the Company agreed to issue 100,000 shares of common stock to Advance.

On February 5, 2012, the Company entered into a two year agreement with SB Acquisiton #1 (“SB”) to provide advertising and marketing services. SB is to be compensated for its services with 1,550,000 shares of Company common stock, to be issued over a one year period.

Placement Agent and Advisory Services

On September 15, 2011 the Company entered into a one year agreement with Ocean Business Solutions Group, LLC (“Ocean”) and Ocean Cross Capital Markets, LLC (“OCCM”) to provide business consulting and capital placement services. The Company will pay Ocean a monthly management fee of $3,000 starting on October 1st 2011 for a period of twelve months. In addition the Company issued 275,000 stock purchase warrants to Ocean at the execution of the agreement. The Company will pay OCCM ten percent (10%) of any gross proceeds received by the Company in connection with the portion of any Financing placed by OCCM in which securities are issued by the Company.

On February 10, 2012 the Company entered into a one year agreement with Brean Murray, Carret & Co., a FINRA registered broker-dealer (“BMC”),as its exclusive corporate finance advisor and investment banker. Upon execution of the agreement, the Company is to issue BMC a non-refundable retainer consisting of 650,000 shares of Company Common Stock.to provide business consulting and capital placement services. The Company shall also pay BMC seven percent (7%) of any gross proceeds received by the Company in connection with a public or private offering of equity including convertible debt and convertible preferred equity. In the event of a private offering of debt BMC’s fee will be based on a percentage of the gross proceeds raised or commitments provided as follows: three percent (3%) with respect to senior debt and five percent (5%) with respect to nonconvertible subordinated debt. BMC will receive three percent (3%) of the consideration received or paid in a sale or merger transaction involving the Company. In addition BMC will receive a warrant allowing it to purchase, at its options, identical securities to those purchased by and/or issued or granted to investors in such transactions, in an amount equal to 7% of equity offerings and 5% of subordinated debt.

On February29, 2012 the Company entered into an agreement with Monarch Bay Associates, LLC., a FINRA registered broker-dealer (“MBA”),as its non-exclusive placement agent, on a non-exclusive basis, with respect to finding investors. The Company shall compensate MBA nine percent (9%) of gross proceeds received by the Company in connection with a public or private offering of equity including convertible debt and convertible preferred equity (the “Financing”). In addition MBA will receive a warrant allowing it to purchase nine percent (9%) of the total number of shares of common stock issued and issuable by the Company to investors under and in connection with the Financing. In addition the Company will issue 200,000 stock purchase warrants at the successful completion of a financing at $0.15 per share.

Note 7.               Options

During the 9 months ended February 29, 2012, the Company issued Directors, Officers and Consultants a total of 10,750,000 stock options under the 2011 Stock Option Plan The Company valued the options utilizing an option model and are expensing the options over the vesting periods. The exercise price of the options were issued at fair market value on the date of grant and range from $0.16 to $0.33. All options have a term of 10 years. The Company recorded an expense of $1,170,427 during the nine months ended February 29, 2012.

Note 8.               Warrants

The value of the warrants have been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 1.00%; a dividend yield of 0.00%; a cumulative volatility factor of the expected market price of the Company’s common stock of 275.06%; and an expectedlife of 9 years.

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

In April 2010,the Company entered into an Exchange Agreement with Professional Capital Partners, Ltd.(“PCP”), pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company’s common stock (the "Original Shares") for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company’s common stock; (ii) a Series A Warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share.On June 22, 2010, PCP exercised this Exchange Agreement and exchanged its Original Shares for 37 Units. As a result, PCP received 6,660,000 shares of common stock; a Series A Warrant to purchase 3,330,000 shares of common stock; and a Series B Warrant to purchase 3,330,000 shares of common stock in exchange of 5,325,824 and net of shares of common stock of the company.A financing expense of $1,000,632 was recorded as of May 31, 2010 as a stock issuance liability with the exercise of the exchange agreement on June 22, 2010 as this cost became known.The financing cost was determined using the last price of $0.75 as reported on OTCBB.com on June 11, 2010 prior to the June 22, 2010 exercise date, on the additional 1,334,176 shares of common stock issued to PCP pursuant to the Exchange Agreement.

On August 5, 2011, 900,000 Series A warrants were granted to the Holder of a note.

The Company analyzed the beneficial nature of the 11,379,488 Series A Warrants and 10,479,488 Series B Warrants based on the conversion terms described above and determined that no material beneficial conversion feature exists.

For certain of the Purchasers described above the Unit Purchase Agreement granted Registration Rights which contained certain rights which included Liquidated Damages. “The Company will be obligated to pay investor a fee equal to 1.0% (which will increase to 2.0% after the first 30 days) of such investor's purchase price for each 30 day period (pro-rated for partial periods); provided that such damages shall be capped at 12% of such investor’s total purchase price.If the Company fails to pay any partial liquidated damages pursuant to paragraph 2) b) & c) of the Registration Rights Agreement in full within 7 days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.We have not yet filed a Registration Statement, we have a certain number of the Purchaser’s who are entitled to Liquidated Damages as described herein. Accordingly, we have accrued an interest expense as Liquidated Damages for those Purchaser’s that this applies to. We expect to file a Registration Statement in the near term.

On September 21, 2011, the Company issued a public relations firm 2,400,000 stock purchase warrants with a 2 year term and a strike price of $0.20. The Company valued the warrants using an option pricing model and is expensing the $407,778 fair value over the vesting term of the warrant.

On October 29, 2011, the Company issued a consulting firm 275,000 stock purchase warrants with a 5 year term and a strike price of $0.33. The Company valued the warrants using an option pricing model and is expensing the $33,805 fair value over the vesting term of the warrant.

On November 11, 2011, the Company issued a public relations firm 150,000 stock purchase warrants with a 10 year term and a strike price of $0.25. The Company valued the warrants using an option pricing model and is expensing the $30,202 fair value over the vesting term of the warrant.

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

1.	On April 3, 2009, 1,920,000 shares were issued for property.
2.	On May 28, 2009, 12,480,000 shares were issued for cash.
3.	On August 25, 2009, 23,136,000 shares were issued for cash.
4.	On March 10, 2010, 5,782,400 shares were issued for cash.
5.	On April 27, 2010, 42,700,000 were issued and 32,712,176 shares were cancelled upon recapitalization due to the reverse merger.
6.	On May 20, 2010 1,933,333 shares were issued at $0.15 for cash of $290,000
7.	On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.
8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.
12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.
13.	On January 31, 2010 by resolution the Board caused 2,000,000 shares to be issued for services
14.	On March 15, 2011 2,500,000 shares were issued for an asset acquisition (Zonein2 code)
15.	On July 27, 2011 6,460,800 shares were surrendered to the Company by a former CEO and cancelled.
16.	On September 7, 2011, the Company issued 611,512 shares to a vendor to settle an accounts payable in the amount of $91,726.85.
17.	On December 7, 2011 2,500,000 shares were issued at $0.10 for cash of $250,000
18.	On December 7, 2011 800,000 shares were issued for services
19.	On December 7, 2011 1,643,719 shares were issued to settle notes and accrued interest in the amounts of $225,000 and $21,558, respectively.
20.	On December 7, 2011 50,000 shares were issued in connection with a note extension
21.	On February 1, 2012, 1,250,000 shares were issued at $0.10 for cash of $125,000

Note 10.               Preferred Stock

On July 14, 2011, we amended our Articles of Incorporation to authorize 100,000,000 shares of preferred stock, $0.001 par value. The amendment was approved by a majority of our shareholders. The preferred stock can be created in one or more classes having such designations, preferences, and relative, participating, optional, or other rights (including preferential voting rights), and qualifications, limitations, and/or restrictions thereof, all as may be determined by from time to time by the Board of Directors of the Corporation (the "Charter Amendment"). This type of preferred stock is known as “blank check” preferred.

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

Note 12.               Subsequent Events

On March 2, 2012, the Company issued 800,000 shares of common stock to a consultant under a previously existing consulting agreement.

On March 2, 2012, the Company issued 5,350,000 shares of common stock to 3 investors in exchange for $535,000 in proceeds in connection with the private placement of the Company’s stock.

On March 6, 2012, a noteholder converted $100,000 in principal amount of a promissory note and $5,753 in accrued interest into 1,057,753 shares of common stock.

On March 6, 2012, a noteholder converted $160,000 in principal amount of two promissory notes and $14,616 in accrued interest into 1,746,163 shares of common stock.

On March 6, 2012, a noteholder converted $125,000 in principal amount of a promissory note and $7,705 in accrued interest into 1,327,054 shares of common stock.

On March 6, 2012, the Company issued 500,000 shares of common stock to a consultant under a previously existing consulting agreement.

On March 6, 2012, the Company issued 500,000 shares of common stock to investors in exchange for $50,000 in proceeds in connection with the private placement of the Company’s stock.

Celebrity Endorsement Agreement

On March 14, 2012, the Company entered into Celebrity Endorsement Agreement with Joseph Theismann. Mr. Theismann is a Hall of Fame, National Football League quarterback.

The term of the agreement is for a period of one year, during which the Company is authorized to utilize Mr. Theismann’s name and likeness in the promotion of its B2B Network. In addition, Mr. Theismann has agreed to make himself available for a number of photo sessions and promotional appearances. Mr. Theismann will receive certain stock purchase warrants in the Company in exchange for the rights granted and services provided to the Company.

On March 15, 2012 the Company entered into a Finder’s Fee Agreement which provides for payment of a finder’s fee equal to 10% of the consideration paid under the above referenced Celebrity Endorsement Agreement.

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

Substantial risks exist with respect to an investment in our securities. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

● a product description	● links to additional information
● a video introduction	● social network interaction
● A picture and video library	● tools for marketing
● A posting wall	● advertising

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

Comparison of the nine months ended February 29, 2012 with the nine months ended February 28, 2011

During the nine months periods ended February 29, 2012 and February 2011, we did not experience revenues from operations.

Operating expenses for the period from June 1, 2011 to February 29, 2012 was ($4,156,696), compared to the same nine month period June 1, 2010 to February 28, 2011 of ($2,280,603). The increase in expenses is primarily attributable to a $1,573,396 increase during the current period in stock based compensation issued to officers, directors and outside consultants. The remainder of the increase for the current period is due principally to expenses associated with investor and public relations during the period.

Comparison of the three months ended February 29, 2012 with the three months ended February 28, 2011

During the three months periods ended February 29, 2012 and February 2011, we did not experience revenues from operations.

Operating expenses for the period from December 1, 2011 to February 28, 2012 was ($2,506,550), compared to the same three month period December 1, 2011 to February 28, 2011 of ($1,431,672). The increase in expenses is primarily attributable to a $826,544 increase during the current period in stock based compensation issued to officers, directors and outside consultants. The remainder of the increase for the current period is due principally to expenses associated with investor and public relations during period.

Cash Used in Operating Activities

Cash used in operating activities for the period from June 1, 2011 to February 29, 2012 was ($1,350,047), and from June 1, 2010 to February 28, 2011 was ($853,013). The Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan, continues in its development and markets its services.

Cash Used in Financing Activities

Net cash provided by financing activities for the period from June 1, 2011 to February 29, 2012 was approximately $1,639,700, and from June 1, 2010 to February 28, 2011 was approximately $743,000. This consisted of net proceeds received from the issuance of notes payable and shares issued for cash.

Liquidity and Capital Resources

As of February 29, 2012, we had a working capital deficit of ($2,783,328) compared to a working capital deficit of ($871,366) as of May 31, 2011. Cash and cash equivalents at February 29, 2012 was $293,754 compared to a balance of $4,101 as at May 31, 2011. Our current level of operations does not generate any cash to fund our working capital needs. Accordingly, we will have to raise capital to fund our short-term working capital needs. No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 29, 2012 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of February 29, 2012 we had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of February 29, 2012.

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

(c) Changes in Internal Controls over Financial Reporting

We intend to undertake a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above. Those measures, described under “Plan of Remediation,” will be implemented by us in accordance with its plan of remediation, and when implemented, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the period ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended February 29, 2012, we completed the following transactions;

A. We completed the private placement of 3,750,000 shares of our common stock to five investors pursuant to which we received $375,000 in gross proceeds. We paid Ocean Cross Capital Markets, LLC, a FINRA registered broker-dealer, $12,500 in commissions in connection with the transaction.

B. We issued a total of 800,000 shares of our common stock to consultants under existing consulting agreements.

The transactions described above was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that recipient of the shares was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

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

BIZZINGO, INC.

Date: April 16, 2012	By:	/s/ Douglas Toth
Douglas Toth, Chief Executive Officer& Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Toth	Chief Executive Officer& Chief Financial Officer	April 16, 2012
Douglas Toth	(Principal Executive Officer& Principal Accounting Officer)

