Form 10-K/A
period 2011-05-31
Bizzingo, Inc.
filed 2012-07-02
CIK 1359504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1 to

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number: 000-52511

BIZZINGO, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0471052

(I.R.S. Employer Identification Number)

63 Main Street, #202, Flemington, New Jersey 08822

(Address of principal executive offices)

(908) 968-0838

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes  [  ] No

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non–accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        [  ] Yes  [X] No

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

EXPLANATORY NOTE

Bizzingo, Inc. (“Company”) is filing this amendment (“Amendment”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 as filed on August 23, 2011 (“Original Annual Report”). This Amendment is being filed in response to a Comment Letter received from the staff of the Securities and Exchange Commission (“Staff”) dated May 9, 2012 (“Comment Letter”). This Amendment amends by restating in its entirety Item 11. Executive Compensation and Item 13. Certain Relationships and Related Transactions, and Director Independence, both of Part III of the Original Annual Report. The amendment also includes a restated Exhibit Index contained in Part IV-Exhibit Index.

Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the Original Annual Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as amended herein, of Bizzingo, Inc. contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements related to our ability to raise sufficient capital to finance our planned operations, our ability to develop or market our products, our ability to successfully compete in the marketplace, our ability to secure additional technologies and licenses relevant to our business, our ability to protect our intellectual property, and estimates of our cash expenditures for the next 12 to 36 months. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

Part III.

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Georges Daou	2011	75,000	—	—	—	—	—	—
Former Chairman	2010	50,000	—	—	—	—	—	—

Christina Domecq	2011	20,000	—	—	—	—	—	—
Former CEO	2010	—	—	—	—	—	—	—

Douglas Toth	2011	120,000
Chairman & CEO (1)	2010	—

Gordon Samson, CFO	2011	100,000	—	—	—	—	—	—
	2010	50,055	—	—	—	—	—	—

Jacques Krischer	2011	125,000	—	—	—	—	—	—
Former President	2010	90,965	—	—	—	—	—	—

Jonathan Kossmann	2011	20,000	—	—	—	—	—	—
Former President	2010	106,726	—	—	—	—	—	—

 _________

(1). Mr. Toth became our Chairman and CEO on October 4, 2011. His annual salary during fiscal year ended May 31, 2011 was $120,000. Prior to his appointment as an officer and director of the Company, Mr. Toth was a principal of Groupmark Financial Services Ltd. (“Groupmark”). Groupmark provided consulting services to the Company under a consulting agreement with the Company (see Item 13 - Certain Relationships and Related Transactions, and Director Independence). Mr. Toth resigned in all capacities of Groupmark concurrent with his appointment as the Company’s officer and director. The amount indicated above for Mr. Toth represents $80,000 paid as salary by the Company, and $40,000 which he received from Groupmark under its consulting agreement with the Company.

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

In March 2009, the Company entered into a Consulting Agreement with Groupmark Financial Services Ltd (“Groupmark”) in which Groupmark provided certain consulting services for the Company including strategic planning. Under the Agreement, Groupmark was entitled to receive an initial one time retainer fee of $25,000 and a monthly fee of $47,500 plus expenses. Immediately prior to his appointment as our Chairman and President on October 4, 2010, Mr. Douglas Toth was an officer and equity owner of Groumark. Concurrent with his appointments to our Company, Mr. Toth resigned from his officer position of Groupmark and surrendered his equity interest in Groupmark. During fiscal year 2011, we paid Groupmark the cash sum of $140,000 of which $50,000 was allocated to Mr. Toth. Effective December 1, 2010, the Company entered into a new, two year consulting agreement with Groupmark, pursuant to which Groupmark receives a monthly fee of $10,000 and received a one time fee of 2,000,000 shares of common stock of the Company. The shares were issued by the Company in January 2011 and were valued at $1,200,000.

Director Independence

We currently have one director who is “independent” within the meaning of the rules and regulations of The NASDAQ Stock Market. We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” to fill vacancies created by such an expansion of our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b)    Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Securities Purchase Agreement dated as of April 21, 2010 by and among the Company, Phreadz USA LLC and the members of Phreadz USA, LLC. (1)

2.2	Securities Purchase Agreement dated as of April 21, 2010 by and among the Company, Universal Database of Music USA LLC and the members of Universal Database of Music USA, LLC. (1)

3.1(a)	Articles of Incorporation. (2)

3.1(b)	Certificate of Amendment to Articles of Incorporation. (3)

3.1(c)	Certificate of Amendment to Articles of Incorporation. (4)

3.1(d)	Certificate of Amendment to Articles of Incorporation. (5)

3.2	Bylaws. (2)

3.4	Articles of Organization of Phreadz USA, LLC. (1)

3.5	Articles of Organization of Universal Database of Music USA, LLC. (1)

3.6	Amended and Restated Operating Agreement of Phreadz USA, LLC. (1)

3.7	Amended and Restated Operating Agreement of Universal Database of Music USA, LLC. (1)

4.1	Form of Note. (1)

4.2	Secured Convertible Note dated March 23, 2010 issued by Universal Database of Music USA LLC and Phreadz USA LLC. (1)

4.3	Form of Corporate Loan Agreement dated April 9, 2010. (1)

10.1	Asset Purchase Agreement dated May 28, 2009 between Universal Database of Music USA LLC, UDM, Ltd. and Jacques Krischer. (1)

10.2	Consulting Agreement dated May 2009 between Phreadz USA LLC and Jonathan Kossmann. (1)

10.3	Subscription Agreement dated March 23, 2010. (1)

10.4	Security Agreement dated March 23, 2010. (1)

10.5	Intellectual Property Security Agreement dated March 23, 2010. (1)

10.6	Employment Agreement between the Company and Georges Daou. (1)

10.7	Employment Agreement between the Company and Jonathan Kossmann. (1)

10.8	Employment Agreement between the Company and Jacques Krischer.(1)

10.9	Restricted Stock Agreement between the Company and Jacques Krischer. (1)

10.10	Restricted Stock Agreement between the Company and GJD Holdings. (1)

10.11	Form of Indemnity Agreement. (1)

10.12	Form of Unit Purchase Agreement. (6)

10.13	Form of Registration Rights Agreement.(6)

10.14	Form of Warrant. (6)

10.15	Consulting Agreement dated October 7, 2011 between the Company and David Shamouelian. (7)

10.16	Joint Venture Agreement dated February 9, 2012 by and between Bizzingo, Inc. and Sun Enterprises Group, Ltd. (8)

10.17	Employment Agreement between the Company and Douglas Toth(9).

10.18	Celebrity Endorsement Agreement dated March 14, 2012 by and between Bizzingo, Inc. and Joseph Theismann(10)

10.19	Asset Purchase Agreement dated February 27, 2012 by and among Bizzingo, Inc., Introme, Inc., and the Shareholders of IntroMe, Inc. (11))

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2010.
(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, No. 333-35336, filed with the SEC on June 8, 2006.
(3)	Incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on May 24, 2010.
(4)	Incorporated by reference from the Company’s Current Definitive Information Statement on Schedule 14C, filed with the SEC on March 9, 2011.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011, as amended on June 15, 2012.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2010.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2011.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2012.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending November 30, 2011, filed with the SEC on January 17, 2012.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2012.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012.

Exhibit No.	Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIZZINGO, INC.

Date: June 15, 2012	By:	/s/ Douglas Toth
Douglas Toth, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Toth	Chief Executive Officer and Chief Financial Officer	June 15, 2012
Douglas Toth	(Principal Executive Officer and Principal Financial Officer) and Director

/s/ David Schamouelian	Director	June 29, 2012
David Schamouelian

/s/ Kim Cranston	Director	June 29, 2012
Kim Cranston

/s/ Ephraim Lindenbaum	Director	June 29, 2012
Ephrain Lindenbaum