Form 10-K
period 2012-05-31
Bizzingo, Inc.
filed 2012-09-13
CIK 1359504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

At September 6, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the quoted price of $0.07 at which the common equity was sold was approximately $1,011,610. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 6, 2012, the number of shares outstanding of our common stock was 112,434,525 shares.

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

Corporate Overview and History of Bizzingo, Inc.

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

Business Development Overview

Bizzingo, Inc. is a global social media company committed to the continued development of its validated social network for business. Free of all the clutter found in common social networks, the Bizzingo platform includes a suite of mobile and online applications focused on creating meaningful business connections. As the first true business-to-business social platform, Bizzingo is designed to allow businesses a way to find each other by keyword and view promotional information, as well as simultaneously communicate with their users. By establishing relationships with affiliate organizations and common interest groups, Bizzingo provides a trusted environment for members to interact and develop deeper business opportunities. The company’s profiling system will create one of the most detailed business databases in the world, delivering targeted search engine results and verified connections.

Social media is often misconstrued as a medium for business-to-consumer (B2C) engagement, and usually not seen as a viable communications network for those companies focused on business-to-business (B2B) engagement transactions. However, B2B, as in any other field, is impacted by online activity and should be seen as a viable opportunity to not only cultivate communities in social networks and other social channels, but also amplify awareness, increase lead generation, reduce sales cycles, and perhaps most importantly, learn and adapt to market dynamics in real-time. Bizzingo is a collection of product and service profiles for businesses, much like Facebook™ and Linkedn™ are a collection of personal profiles for individuals that will lend purpose to social media by facilitating a value proposition for each participant, and give businesses a social network marketing platform to reach their users and encourage transactions.

Each Bizzingo page includes information and functionality that includes product descriptions, social network interaction, video presentations, pictures, posting walls, links to additional information, and most importantly, the ability to transact a sale. Bizzingo’s goal is to provide the link that will lend purpose to social media by facilitating a value proposition for each participant, and give business enterprises a social network marketing platform to reach their users and encourage transactions.

The Bizzingo Concept

The development of Phreadz and UDM since our acquisition described in our Corporate History above has evolved into and culminated with www.bizzingo.com (“Bizzingo”). Bizzingo is a global social media company that has developed Bizzingo.com site as a unified business social network. We are a target-driven search and social network designed specifically for businesses. We function as an “internet hub” where social networking, e-commerce and marketing will converge within one domain. It is commonly accepted that B2B and B2C social media marketing will focus on three key areas: video, mobile and engagement. The Bizzingo network will allow member businesses to cost-efficiently introduce their products and services to a global network of qualified business users, leverage and expand their brand and image, and interact and cross- connect any and all of their contacts, while effectively communicating their marketing message to the most relevant audiences. Bizzingo was created to furnish businesses with a social network that will serve as a primary vehicle for marketing, connecting, and selling to a global business base easily and more effectively than ever before.

Bizzingo will provide a business a way to;

1.	Cost effectively introduce their product and/or service to a global network of users;
2.	Leverage and expand their brand and image;
3.	Effectively communicate their marketing “message” to a targeted audience; and,
4.	Sell their product or service.

Bizzingo is a collection of product and service profiles for member businesses, much like Facebook™ and Linkedn™ are a collection of personal profiles for individuals. Each Bizzingo page will include the following information and functionality;

●	a product description	●	links to additional information
●	a video introduction	●	social network interaction
●	A picture and video library	●	tools for marketing
●	A posting wall	●	advertising

Bizzingo’s goal is to provide the missing link that will lend purpose to social media by facilitating a value proposition for each participant, and give businesses a social network marketing platform to reach their users and encourage transactions

For business’s, Bizzingo will offer direct communication and contact with consumers, without the hassle of distribution agreements, advertising expenses, and costly overhead. It is a market where dialogue between sellers and buyers is encouraged free of network clutter commonly found on site like Facebook.

For the larger established businesses, Bizzingo will be a medium for launching new product lines directly to buyers, doing away with the “middleman.”

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

By example, selling on Facebook™ is akin to interrupting a call between two friends who are talking about their vacation and offering to sell them cheap tickets. The “interruption” is an intrusion and does not represent a welcomed exchange. By contrast, Bizzingo will be a “place” for shoppers to go to when they want to buy - it is like a virtual trip to the mall. This simple distinction will revolutionize the ways in which retail is conducted on the web.

For the consumer, unlike the flagship e-Commerce platforms that are “flat” and impersonal, Bizzingo will provide a medium that is a dynamic, interactive visual experience, within a “safe” environment for retail transactions. Further, the experience may be shared through the Bizzingo posting wall, text capabilities, video sharing, etc.

The Platform

The platform’s target-driven search capabilities generate one of the most complete and relevant business systems, delivering VITAL opportunities to its members:

Validated — Member status is verified to ensure legitimacy.

Interest-based — Search results are based on common needs and interests.

Targeted — Connections are relevant and accurate.

Actionable — Businesses are connected to valuable opportunities.

Leveraged — A target-driven search engine delivers “clutter-free” results.

Bizzingo offers…

●	The ability to input “tags” to accurately identify a business.
●	Resources to promote a business within an affiliate group.
●	A cost effective method to engage a global business network.
●	The ability to leverage and expand a brand, product, or service.
●	Group purchasing power to secure discounts on goods and services.

Each Bizzingo page has information and functionality commonly associated with the existing personal social networks, such as Facebook and Linkedin, with two major differences: Bizzingo provides a channel to facilitate business, but it is devoid of the personal networking clutter normally experienced on other networks.

As part of the platform, the Bizzingo user will be able to create multiple business networks within a user generated profile page. Although these pages will be standardized throughout the network, they will contain unique video, images, text, audio and links that are specific to the business user. The user will be able to invite everyone associated with his business into his network -- from suppliers and professionals, to the actual clients – connecting them all to current, relevant, and accurate information. Also within Bizzingo, companies can choose to limit their exposure to their specific industry networks or choose to include others from networks that may be complementary to their business.

Bizzingo is designed to allow businesses a way to find each other by keyword and to view information, as well as to provide communication channels to their users. Bizzingo’s profiling system, with the added input from our users, will create the most detailed business database in the world, delivering targeted search results without the irrelevant information presently delivered by the current open ended search engines.

What’s more, the user interface (UI) for the Bizzingo platform is familiar and simple, and its features are in a format that people are intuitively comfortable using. For example, conversations take place on a “wall” similar to the one that became so popular on Facebook. Building a profile is akin to the many sites that require data entry, with a guide that logically leads the user through the step-by-step process. Additionally, searching is as easy as it is on Google, with the added ability to input qualifying criteria. Bizzingo believes that ease of use is an important factor for user acceptance.

Bizzingo Applications

The Bizzingo social platform is based on several layers of data storage, processing and accessibility. At its core, the platform is a set of data storage repositories, and access to this data is controlled via a custom Application Programming Interface (API) that manages incoming and outgoing requests through a sophisticated security layer.

The API provides universal access to the data behind Bizzingo. Utilizing an API layer allows for efficient deployment of user interfaces for multiple devices and platforms without the need to re-tool data connections. It also allows Bizzingo to build and deploy partner-specific functionality with case-specific access parameters. The Company’s first utilization of the API is for their mobile application, Bizzingo Connect.

Bizzingo Connect

Bizzingo Connect is a mobile platform that utilizes patent-pending technology to support a suite of business networking tools designed for people to engage in real time using their smartphones. Launched in June 2012, the Bizzingo Connect enables people to better connect and collaborate on a daily basis at meetings or conferences. By providing a direct connection between the host and audience, the application allows for two-way engagement (Q&A, feedback) and material distribution including sell sheets, PowerPoint presentations, among others. The growth potential for this application is tremendous, as every time a meeting or conference host utilizes the application, the Bizzingo database will be populated by the profiles of the audience members. Bizzingo Connect is comprised of three components, described below;

➢	Bizzingo Connect Conference.

Helps speakers connect and engage their audience (and vice versa) with real-time feedback, both during and after a presentation, without the rush of scribbling contact information and requesting a discussion.

➢	Bizzingo Connect Bizz Card.

Bizzingo Connect Bizz Card is an online business card profile which takes the existing paradigm of a business card and turns it into a vehicle for showcasing one’s portfolio, introducing potential business partners to each other and building a network of validated, trusted business contacts.

➢	Bizzingo Connect Meeting.

Meetings are all about sharing ideas and information, and sometimes that information should remain confidential. Bizzingo Connect Meeting saves valuable time by allowing meeting attendees to pre-sign documents and acknowledge safe harbor statements prior to viewing sensitive materials, all from their smartphones. A built-in checkpoint also allows only verified users into the meeting. All of this prevents time being wasted on legal procedures and helps participants get straight to business.

The Company is currently developing several other tools for the Bizzingo Connect mobile application, including the ability for users to create virtual business (“Bizz”) cards and exchange them remotely through the application. Other future uses for the application include the “Meeting” tool, which enables users to organize and archive private meeting and will allow meeting hosts to virtually distribute documents, such as non-disclosure agreements and meeting terms and conditions; and for participants to sign these documents without the hassle and associated costs of printing. Bizzingo has a renowned marketing team that is aggressively pursuing opportunities to increase the number of revenue streams from the Bizzingo Connect application.

Marketing

To market the Bizzingo platform, we have and/or will be: (1) hiring a sales team to solicit business leaders and offer packages and incentives to become anchor clients on Bizzingo; (2) developing programs for the anchors to drive their existing followers to Bizzingo; (3) advertising and marketing to existing networks; (4) launching a high energy public relations campaign that is “edgy” and exciting; (5) establishing strategic alliances with advertisers and marketers; (6) hosting events related to specific Zones using prepaid sponsorship fees from these advertisers and money raised from various corporate financing. The events are intended to draw audiences by way of; singing competitions within the Music Zone, a trick golf shot competitions within the Sport Zone, a dance competition within the Entertainment Zone. Cash prizes and media recognition will be the incentives for participants.

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

The Technology

Bizzingo, Inc. will use a “Cloud” computing model for its domain Bizzingo.com. In this model of computing, all the servers, networks, applications and other elements related to data centres are made available to the end users via the Internet, in a way that allows Bizzingo to use only the type and amount of computing services that they need for its traffic, thus increasing efficiency. The cloud model differs from traditional server models in that Bizzingo doesn’t hand over its IT resources to be managed. Instead it plugs into the “cloud” for infrastructure services, platform (operating system) services, or software services (such as SaaS apps); treating the “cloud” much as it would an internal data center or computer providing the same functions.

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

Our technology team consists of an outsourced development team from BPG Worldwide, Inc., located in Campbell, California. This team is responsible for feature enhancements to and general maintenance of the Bizzingo site.

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

Employees

As of June 30, 2012, we have one employee. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.

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

Our Bizzingo platform has had no material operations to date. Consequently, evaluating an investment in us and predicting our future results based upon our past performance is not possible, particularly with respect to our ability to develop our products and services, to generate and sustain a revenue base sufficient to cover operating expenses or to achieve profitability. We face many of the risks and uncertainties encountered by early stage companies, and our future operating results may differ from what we expect due to many factors, including: (i) slower than expected growth, or a downturn in the “real-time” communications industry; (ii) the uncertain adoption by consumers of the services that we intend to provide; and (iii) potential competition from other service providers.

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

There can be no assurances that we will be able to successfully design or engineer our networks or that we will not experience problems with the reliability of our network if we are able to make it operational in the future. Any reliability problems that adversely affect our ability to operate our networks would likely reduce revenues and restrict the growth of our business. Our future success will also depend in part on other factors, including, but not limited to, our ability to:

●	Find secure hosting;

●	Enhance our offerings;

●	Address the needs of our prospective users;

●	Respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis; and

●	Develop, enhance and improve the responsiveness, functionality and features of our infrastructure services and networks.

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

Our success largely depends on the skills, experience and efforts of our key personnel, including Douglas Toth, our Chairman, CEO and CFO. The loss of these person(s), or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business. We have currently entered into employment agreements with each of Messrs. Toth and Samson. In addition, we intend to enter into a written employment agreement with each of our other key executives that can be terminated at any time by us or the executives.

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

Competition for securing IM and VoIP services is intense. We are aware of similar products and services that will compete directly with our proposed products and services, and some of the companies developing these similar products and services are larger, better-financed companies that may develop products superior to our proposed products. Many of our prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

●	substantially greater financial, technical and marketing resources;

●	larger customer bases;

●	better name recognition; and

●	Potentially more expansive product offerings.

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

We will be significantly expanding the scope of our operating and financial systems in order to build out our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

●	The need for continued development of the financial and information management systems;

●	The need to manage relationships with licensees, resellers, distributors and strategic partners;

●	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business; and

●	The need to train and manage our growing employee base.

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

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

●	Enhance our existing products and services;

●	Design, develop, launch and/or license new products, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and

●	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

●	the price of our products relative to other products that seek to secure “real-time” communication;

●	the perception by users of the effectiveness of our products;

●	our ability to fund our sales and marketing efforts; and

●	the effectiveness of our sales and marketing efforts.

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

Our ability to compete partly depends on the superiority, uniqueness and value of our technology and intellectual property. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following may reduce the value of our intellectual property:

●	Our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

●	Issued trademarks, copyrights, or patents may not provide us with any competitive advantages;

●	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

●	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop.

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

We could be subject to liability for hacking or spam on our networks.

The nature and breadth of the content on our networks could result in liability in various areas, including claims relating to:

●	Defamation, libel, negligence, personal injury and other legal theories based on the nature and content of the material appearing on our networks;

●	Copyright or trademark infringement or other wrongful acts due to the actions of third parties; and

●	Identity theft, misuse of personal data or information.

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

We may explore expanding our business to other countries. Expansion into international markets requires significant management attention and financial resources. In addition, we may face the following risks associated with any expansion outside the United States:

●	challenges caused by distance, language and cultural differences;

●	legal, legislative and regulatory restrictions;

●	currency exchange rate fluctuations;

●	economic instability;

●	longer payment cycles in some countries;

●	credit risk and higher levels of payment fraud;

●	potentially adverse tax consequences; and

●	higher costs associated with doing business internationally.

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

 We have agreed to indemnify our directors and officers

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation, our bylaws and the Nevada Revised Statutes provide, however, that our officers and directors will have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they:

●	violated their duty of loyalty,
●	did not act in good faith,
●	engaged in intentional misconduct or knowingly violated the law,
●	approved an improper dividend or stock repurchase, or
●	Derived an improper benefit from the transaction.

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

Our common stock is traded on the OTC Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on a national stock exchange such as The Nasdaq Stock Market or the NYSE Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

●	quarterly variations in our operating results;

●	large purchases or sales of our common stock;

●	actual or anticipated announcements of new products or services by us or competitors;

●	general conditions in the markets in which we compete; and

●	economic and financial conditions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 63 Main Street, Flemington, New Jersey 08858. Our monthly rental on our office space is $805.00 and our arrangement is on a month to month basis. The telephone number at this address is (908) 968-0838.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. On June 18, 2010 we changed our Company name to Phreadz, Inc. and on July 6, 2010 our symbol changed from “AWDM” to “PHDZ”. On May 2, 201 in connection with our name change to Bizzingo, Inc., our symbol changed to “BIZZ”. All share prices have been adjusted to provide for the 7-1 forward stock split affected on September 28, 2009. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market–based valuation of its stock. The following table sets forth, for the periods indicated, the high and low bid prices of a share of our common stock for the last two fiscal years.

	HIGH BID	LOW BID
2012
Quarter Ended August 2011	$0.98	$0.31
Quarter Ended November 30, 2011	$0.43	$0.13
Quarter Ended February 28, 2012	$0.28	$0.12
Quarter Ended May 31, 2012	$0.59	$0.13
2011
Quarter Ended August 2010	$1.01	$0.58
Quarter Ended November 30, 2010	$0.75	$0.60
Quarter Ended February 28, 2011	$0.60	$0.51
Quarter Ended May 31, 2011	$1.50	$0.65
2010
Quarter Ended August 31, 2009	$0.179	$0.146
Quarter Ended November 30, 2009	$0.146	$0.021
Quarter Ended February 28, 2010	$0.146	$0.146
Quarter Ended May 31, 2010	$1.00	$0.146

The above quotations are taken from information provided by OTCMarkets.com and may not represent actual transactions.

Common Stock

We are authorized to issue 525,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on September 6, 2012, as quoted by the OTC was $0.07. There are 112,434,525 shares of common stock issued and outstanding as of September 6, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or pre-emptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Record Holders

At September 6, 2012, the Company had 75 shareholders of record, and an unknown number of additional holders whose stock is held in “street form”. The transfer agent of our common stock is Direct Transfer LLC.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal year 2012, we effected the following transactions:

1.	On March 2, 2012, 500,000 shares were issued at $0.20 for cash of $100,000
2.	On March 2, 2012, 5,350,000 shares were issued at $0.10 for cash of $535,000
3.	On March 2, 2012, 800,000 shares were issued for services
4.	On March 6, 2012, 500,000 shares were issued at $0.10 for cash of $50,000
5.	On March 6, 2012, 500,000 shares were issued for services
6.	On March 6, 2012, 4,130,970 shares were issued to settle notes and accrued interest in the amounts of $385,000 and $28,075, respectively.
7.	On April 12, 2012, 447,915 shares were issued under an anti-dilution clause of an existing agreement.
8.	On April 12, 2012, 3,700,000 shares were issued for services
9.	On May 3, 2012, 650,000 shares were issued for services
10.	On May 3, 2012, 1,500,000 shares were issued at $0.10 for cash of $150,000

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

The following table provides information as of May 31, 2012 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders (1)	12,750,000	$0.247	250,000
Total	12,750,000	$0.247	250,000

On September 2, 2011, the Company’s Board of Directors approved the creation of the Company’s 2011 Stock Option Plan. A total of 13,000,000 shares of the Company’s common stock are subject to the plan terms.

During fiscal 2012, the Board of Directors approved the following stock option grants under the stated plan:

●	5,000,000 shares to the Company’s Chairman at an exercise price of $0.16 per share,
●	500,000 shares to each of the Company’s five Directors, of which four of the Directors have an exercise price of $0.31 per share and one Director has an exercise price of $0.20 per share, and
●	3,250,000 shares to four consultants of the Company, each at exercise prices of $0.31 per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements.” Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K, with the Risk Factors section under Part I, Item 1A of this Annual Report on Form 10-K, and the Special Note regarding forward-looking statements included elsewhere in this Annual Report on Form 10-K.

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

Bizzingo will provide the following benefits and solutions to the world of social networking:

1.	The democratization of the Bizzingo social community, giving equal access to all who use it, thereby allowing smaller businesses the ability to compete with larger, established companies.

2.	The ability for both the B2B and B2C users to monetization their interaction within social media.

3.	The enhancement of privacy through its user interface structure and the targeted audience feature. By design, at the time a user signs up for an account he/she does not need to be “profiled” for targeted advertising. Instead, a user is assessed by the Zones he/she visits (i.e.: A user surfing the Travel Zone is more likely to rent a hotel room).

4.	The consolidation of many networks, providing users a more efficient way to use their communities for commerce. In other words, Bizzingo allows the consolidation of most social networks under its single domain.

5.	The function of selling back in the hands of the businesses, because a Bizzingo page is a business and product profile page, not a personal profile page. Bizzingo will attract sellers of products and services from around the world - Bizzingo is a true free market.

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

The following discussions are based on the consolidated operations of Bizzingo, Inc. and its subsidiaries, UDM and Phreadz and should be read in conjunction with our audited financial statements for the years ended May 31, 2012 and May 31, 2011. These financial statements are included in this report at Part II, Item 8, below.

We incurred a net loss of ($9,998,813) for the year ended May 31, 2012 and had a working capital deficit of ($2,690,673) as of May 31, 2012. We have incurred losses of ($27,557,862) since inception (April 3, 2009) and do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended May 31, 2012 was ($2,064,872). These conditions create an uncertainty as to our ability to continue as a going concern. As the Company has been in the development/organization stage and there has been no sales and marketing expenses. For the period from inception (April 3, 2009) to May 31, 2012, we have been in the development stage and therefore have not generated any revenues.

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

The auditors’ report on the Company’s May 31, 2012 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Impact of Inflation

Inflation has not had a significant effect on the Company’s operations during the periods from April 3, 2009 (date of inception) to May 31, 2012. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Results of Operations for the year ended May 31, 2012 and May 31, 2011

During the years ended May 31, 2012 and 2011, we did not experience revenues from operations.

Operating expenses for the year ended May 31, 2012, was ($7,491,538), as compared to ($2,453,272) for the year ended May 31, 2011. The $5,038,266 increase is primarily attributable to an increase during the current year in stock based compensation of approximately $4,036,000 issued to officers, directors and outside consultants, an increase in legal and professional fees associated with being a public company of approximately $475,000 and an increase in outside consulting fees of approximately $540,000, offset by a decrease in miscellaneous expenses of approximately $10,000.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended May 31, 2012 was ($2,064,872), and for the year ended May 31, 2011 was ($1,022,924). The Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan, continues in its development and markets its services.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended May 31, 2012 was ($75,000), and for the year ended May 31, 2011 was $0. Net cash used in financing activities consisted of cash used for the purchase of capital assets.

Cash Used in Financing Activities

Net cash provided by financing activities for the year ended May 31, 2012 was approximately $2,153,000, and from for the year ended May 31, 2011 was approximately $870,000. This consisted of net proceeds received from the issuance of notes payable and common shares issued for cash.

Liquidity and Capital Resources

As of May 31, 2012, we had a working capital deficit of ($2,690,673) compared to a working capital deficit of ($871,366) as of May 31, 2011. Cash and cash equivalents at May 31, 2012 was $17,104 compared to a balance of $4,101 as at May 31, 2011. Our current level of operations does not generate any cash to fund our working capital needs. Accordingly, we will have to raise capital to fund our short-term working capital needs. No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

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

Development Stage Company

The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity and debt based financing and further implementation of the business plan, including research and development.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

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

Intangibles

Intangibles are comprised of acquired technologies. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives.

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

●	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2012 and May 31, 2011.

The Company’s Level 3 financial liabilities consist of certain common stock warrants and embedded conversion features for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company valued the warrant and conversion features using an option pricing model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Debt Issue Costs and Discount on Debt

Amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share is expensed.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense.

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Advertising

The Company expenses advertising when incurred.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide information required under this Item.

Item 8. Financial Statements.

The financial statements of the Company and related schedules described under “Item 15. Financial Statements and Financial Statement Schedules” are included following the signature pages of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

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

Based on this assessment, management concluded that as of May 31, 2012 the Company had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of May 31, 2012.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

1.	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

2.	There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments.

3.	There is a lack of formal processes and timelines for closing the books and records at the end of each reporting period.

4.	The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition this has resulted in a lack of controls over the issuance of the Company’s stock which resulted in names of holders being spelt incorrectly.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

1.	There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. While we have adopted specific corporate governance policies (see Form 8-K filed on March 28, 2011) we do not yet have a sufficient number of independent directors.

2.	The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of US GAAP to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

3.	There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

1.	There is an inadequate segregation of duties consistent with control objectives. The Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

2.	There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the Company’s officers with Board of Directors approval when needed.

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

3)	Commence the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors as of May 31, 2012. Executive officers are appointed annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position(s)
Douglas Toth	50	Chairman, CEO & CFO
Gilbert Davila	48	Director
Kim Cranston	__	Director
David Shamouelian	34	Director
Elliot (Skip) Stein	63	Director
Ephraim Lindenbaum	43	Director

Mr. Douglas Toth, Chairman & CEO, Director

Mr. Toth became Chairman of the Company on October 4, 2010. He has been working as an independent management consultant where he identified, evaluated opportunities and assisted companies and individuals within a variety of industries including: manufacturing, retail and distribution, media, advertising and technology. In addition he managed special projects for financial, compliance, operations and information systems of the companies for which he consulted. He worked closely with external auditors and legal council to ensure professional propriety and business compliance for the publicly traded companies he represented.

Mr. Toth’s depth of experience in developing and growing companies, as well as his expertise in the area of technology, led to the conclusion he should serve as a director of the Company.

Mr. Gilbert Davila, Director

Mr. Davila became a director of the Company on February 7, 2011. He is a former Disney executive and also serves on the board of the Association of National Advertisers, where he is a founding member and current chairman of the ANA Multicultural Marketing and Diversity Committee.

Mr. Davila has been a featured speaker at Harvard University program entitled “Beyond the Niche Market”. Mr. Davila has also written numerous articles that have appeared in several publications, including The Wall Street Journal, The Advertiser, Advertising Age and The Los Angeles Times. Gilbert also heads the Board of Advisors of the National Hispanic Media Coalition.

Mr. Davila’s extensive background and broad experience serving in senior marketing roles, and his relationships with business communities, led to the conclusion he should serve as a director of the Company.

Mr. Kim Cranston, Director

Mr. Cranston is C.E.O. and Chair of the Board of Transparent Democracy, Chair of the Board of the Global Security Institute, and a member of the Boards of The Climate Response Fund and of the Los Altos Community Foundation. Mr. Cranston graduated from the University of California Santa Cruz with a B.A. in Environmental Studies and from Hastings College of the Law. Mr. Cranston previously held positions as director of Corporate Social Responsibility and the Transparent Commerce Initiative for One Cosmos Network, a new media company; as President of the Social Venture Network, a network of socially conscious business and social entrepreneurs and investors; as a consultant to the State of the World Forum; as Chief of Staff to California Lieutenant Governor Leo T. McCarthy; as Vice President of Business Affairs for Platypus Productions, Inc., a cable television production company; and as a lawyer with Gibson, Dunn & Crutcher.

Mr. Cranston’s extensive background and broad experience serving in senior management and legal roles led to the conclusion he should serve as a director of the Company.

Mr. David Shamouelian, Director

Mr. Shamouelian became a director of the Company on November 2, 2011. He has over 20 years experience in the fashion industry. His passion began under his father’s tutelage in a business that was spawned three generations before him. Two decades later, Mr. Shamouelian enjoys a reputation as one of the most respected names in the fashion industry. He is currently a principal in Romeo and Juliet Couture, a highly successful clothing line recently featured on Warner Bros.’s Gossip Girls. The clothing line was established in 1999 and has grown to become one of the top fashion lines in contemporary ladies sportswear. Mr. Shamouelian is the former CEO of the Paris based fashion label, Sharagano, a $40 million label featured in high end retail stores such as Saks Fifth Avenue, Bloomingdales, and Macys. Sharagano maintained worldwide distribution in Asia, Europe and South America and included 12 freestanding stores in the US, Korea and Mexico. Sharagano’s lace insert jeans, designed by David Shamouelian, were the threads of choice for many celebrities, including Madonna and Jennifer Lopez. Currently, Mr. Shamouelian is one of the major principals and shareholders of The Toon Studio of Beverly Hills, a studio that licenses characters worldwide.

Mr. Shamouelian extensive background and broad experience serving in senior marketing roles, and his relationships with business communities, led to the conclusion he should serve as a director of the Company.

Mr. Elliot (Skip) Stein, Director

Mr. Stein became a director of the Company on April 3, 2012. He has over 35 years experience in finance and other industries. Since 2004, he has been a Director of Apollo Investment Corporation, a business development company under the Investment Company Act of 1940, as amended (NASDAQ: AINV) presently serving as its lead independent director. Since 2011, Mr. Stein also has been a director of Global Cornerstone Holdings Limited and Apollo Senior Floating Rate Fund Inc., a non-diversified, closed-end management investment company under the Investment Company Act of 1940, as amended (NYSE:AFT). He is a Managing Director of Commonwealth Capital Partners and has served as Chairman of Caribbean International News Corporation since 1985. Mr. Stein also is a board member of various private companies including Multi-Pak Holdings, LLC., Cohere Communications, and Assay Healthcare Solutions. Mr. Stein is a Trustee of Claremont Graduate University and the New School University. He is a member of the Council on Foreign Relations. He formerly served as a Director of VTG Holdings, Bargain Shop Holdings, Inc. and various other private companies.

Mr. Stein’s extensive background and broad experience serving as an officer and director of various companies, and his expertise in corporate finance, led to the conclusion he should serve as a director of the Company.

Mr. Ephraim Lindenbaum, Director

Mr. Lindenbaum became a director of the Company on May 29, 2012. He is the founder, managing director and majority owner of Advance Ventures, a Silicon Valley-based venture investment fund and venture development advisory firm that participates in seed and early-stage cleantech, communications/mobility, digital media and information technology start-ups. Since 1999, Advance Ventures has consistently achieved meaningful exits with its portfolio companies across its core market sectors. Prior to founding Advance Ventures, Mr. Lindenbaum was the co-founder of interactive media pioneer Broadcast Production Group and served as CEO until its acquisition in 1999 by Parago, a leading global engagement management company. Under his leadership, Broadcast Production Group was listed as a Top 15 fastest growing private company in Silicon Valley and a Top 100 fastest growing private company in the US. Mr. Lindenbaum has been nationally recognized in cover and feature stories by CNN Future Watch, New Media News, AV Video ~ Multimedia Producer Magazine, Wired, MicroPublishing News and Silicon Valley Business Journal.

Mr. Lindenbaum’s extensive background and broad experience in Silocon Valley, and his expertise in tech oriented companies, led to the conclusion he should serve as a director of the Company.

Indemnity Agreements

The Company entered into Indemnity Agreements with certain of its directors or officers in connection with the consummation of the acquisitions of Phreadz and UDM, pursuant to which, among other things, the Company will indemnify such directors and officers to the fullest extent permitted by applicable law, and provide for advancement of legal expenses under certain circumstances.

Board Composition and Committees

Presently, our Board of Directors consist of at least four seek persons who are “independent” within the meaning of the rules and regulations of The NASDAQ Stock Market. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board will meet periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Audit Committee Financial Expert

The Company’s Board of Directors does not have an independent “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the SEC, serving on its audit committee. The Company does not have a separately designated audit committee. The entire Board of Directors serves as the audit committee. The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. Like many small companies, however, it is difficult for the Company to attract and retain independent Board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The Board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated independent “audit committee financial expert.”

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

Involvement in Certain Legal Proceedings

Except as stated herein, none of our directors or executive officers has, during the past ten years, been:

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

On August 9, 2006, a NASD Hearing Panel found that in August of 2003 Mr. Toth violated Membership Rule IM-1000-1 and Conduct Rule 2110. The Panel concluded that Mr. Toth, by his inaction, wilfully caused a Form U-4 to be filed by a broker-dealer which contained a misrepresentation of a material fact. The Hearing Panel suspended Mr. Toth from all NASD capacities for a period of one year. Mr. Toth appealed the decision to both the NASD’s National Adjudicatory Council and Securities and Exchange Commission on July 27, 2007 and August 1, 2008 respectively; both agencies upheld the original NASD finding.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended May 31, 2010, and except as disclosed elsewhere in this document, the Company’s officers, directors and greater than ten percent beneficial owners have complied with all Section 16(a) filing requirements in a timely manner through May 31, 2010.

Code of Ethics

The Company has adopted and filed a written code of ethics (see Form 8-K dated February 28, 2011).

Item 11. Executive Compensation.

The following summary compensation table shows certain compensation information for services rendered in all capacities for the fiscal years ended May 31, 2012 and 2011, respectively. Other than as set forth herein, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Toth, Chairman, CEO & CFO (1)	2012	240,000
	2011	120,000

Gordon Samson, Former CFO	2012	55,000	—	—	—	—	—	—
	2011	100,000	—	—	—	—	—	—

Georges Daou, Former Chairman	2012	-0-	—	—	—	—	—	—
	2011	75,000	—	—	—	—	—	—

Christina Domecq, Former CEO	2012	-0-	—	—	—	—	—	—
	2011	20,000	—	—	—	—	—	—

Jacques Krischer, Former President	2012	-0-	—	—	—	—	—	—
	2011	125,000	—	—	—	—	—	—

Jonathan Kossmann, Former President	2012	-0-	—	—	—	—	—	—
	2011	20,000	—	—	—	—	—	—

(1) In November 2011, the Company and Mr. Toth entered into an employment agreement which amended and restated a Consulting Agreement previously entered into by the parties on June 1, 2011. The new employment agreement was effective as of June 1, 2011 and expired on May 31, 2012. The new employment agreement provides, among other terms, that Mr. Toth is to receive a an annual salary of at least $240,000, a stock grant of 2,000,000 shares of common stock, and stock options under the Company’s 2011 Stock Option Plan of 5,000,000 common shares, of which 50% vested on June 1, 2011 and the remainder vested on May 31, 2012. The parties are negotiating the terms of a new employment agreement, however a formal agreement has not been finalized.

Outstanding Equity Awards at Fiscal Year-End

There have been no stock option grants, Stock Appreciation Rights (SARs) grants, options/SAR exercises, Long Term Incentive Plans (LTIPs) or any other equity awards granted to the named executive officers during the prior two fiscal years.

Director Compensation

No compensation has been paid to Directors for their capacity as a Director. However, each director has received stock options as stated herein under the Company’s 2011 Stock Option Plan which was created on September 2, 2011 as stated herein

During fiscal 2012, the Board of Directors approved the following stock option grants under the stated plan:

●	5,000,000 shares to the Company’s Chairman at an exercise price of $0.16 per share, and
●	500,000 shares to each of the Company’s five Directors, of which four of the Directors have an exercise price of $0.31 per share and one Director has an exercise price of $0.20 per share.

Defined Benefit or Actuarial Plan

The Company does not have a defined benefit or actuarial plan in place.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of May 31, 2012 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders (1)	12,750,000	$0.247	250,000
Total	12,750,000	$0.247	250,000

On September 2, 2011, the Company’s Board of Directors approved the creation of the Company’s 2011 Stock Option Plan. A total of 13,000,000 shares of the Company’s common stock are subject to the plan terms.

During fiscal 2012, the Board of Directors approved the following stock option grants under the stated plan:

●	5,000,000 shares to the Company’s Chairman at an exercise price of $0.16 per share,
●	500,000 shares to each of the Company’s five Directors, of which four of the Directors have an exercise price of $0.31 per share and one Director has an exercise price of $0.20 per share, and
●	3,250,000 shares collectively to four consultants of the Company, each at exercise prices of $0.31 per share.

Item 12. Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters.

The following table contains information about the beneficial ownership of our common stock, as of September 6, 2012 (based on 112,434,525 shares of common stock issued and outstanding on such date), for:

(i)	each person who beneficially owns more than five percent of our common stock;

(ii)	each of our directors;

(iii)	the named executive officers; and

(iv)	all directors and executive officers as a group.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)	Percent of Class(1) (2)

5% or Greater Stockholders:

Michael Kessler	Common Stock	23,409,895	20.4%
112 S. Robertson Blvd, Suite 18
Los Angeles, CA 90035(2)

Creative Processing, Inc. 112 S. Robertson Blvd, Suite 18 Los Angeles, CA 90035(3)	Common Stock	9,800,000	8.5%

SB Acquisition Corp 112 S. Robertson Blvd, Suite 18 Los Angeles, CA 90035(4)	Common Stock	12,609,895	11.2%

Orions Digital Technology, Inc. 48 Rosemead Court Danville, CA 94506 (5)	Common Stock	12,704,014	11.3%

Directors and Named Executive Officers:

Douglas Toth (6)	Common Stock	7,000,00	8.5%

Gilbert Davila (7)	Common Stock	500,000	*

Kim Cranston (8)	Common Stock	500,000	*

David Shamouelian (9)	Common Stock	8,201,918	7.3%

Elliot (Skip) Stein (10)	Common Stock	500,000	*

Ephraim Lindenbaum (11)	Common Stock	700,000	*

All directors and executive officers as a group (6 persons):	Common Stock	20,501,918	17.1%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.
(2)	Amount represents 1,000,000 shares held by the reporting person,7,400,000 shares of common stock and stock warrants to acquire 2,400,000 shares of common stock held by Creative Processing, Inc. and 12,609,895 shares of common stock held by SB Acquisition Corp. Mr. Kessler is the principal officer and equity holder of both entities.
(3)	Amount represents 7,400,000 shares of common stock and stock warrants to acquire 2,400,000 shares of common stock. Michael Kessler is the principal officer and equity holder of this reporting person and as such has the power to direct the vote and disposition of these shares.
(4)	Michael Kessler is the principal officer and equity holder of this reporting person and as such has the power to direct the vote and disposition of these shares.
(5)	Leo John Kennedy is the principal officer of this shareholder and as such has the power to direct the vote and disposition of these shares.
(6)	Amount represents 5,000,000 shares of common stock held individually and 5,000,000 stock options acquired under the Company’s 2011 Stock Option Plan.
(7)	Amount represents 500,000 stock options acquired under the Company’s 2011 Stock Option Plan.
(8)	Amount represents 500,000 stock options acquired under the Company’s 2011 Stock Option Plan.
(9)	Amount represents 4,700,000 shares of common stock held individually, 180,000 shares of common stock held jointly with a third party, 2,621,918 shares of common stock held by Sharvit Defined Benefit Plan, which is owned or controlled by the reporting person, 500,000 stock options acquired under the Company’s 2011 Stock Option Plan, and a common stock warrant to acquire 200,000 shares of common stock.
(10)	Amount represents 500,000 stock options acquired under the Company’s 2011 Stock Option Plan.
(11)	Amount includes 200,000 shares of common stock held by Advance Ventures, an entity owned by the reporting person and 5,000,000 stock options acquired under the Company’s 2011 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 1, 2011 we entered into a consulting agreement with Mr. Douglas Toth. On November 11, 2011, the Company and Douglas Toth amended and superseded the June 1, 2011 consulting agreement with an Employment Agreement in which Douglas Toth will serve as Chairman and Chief Executive Officer of the Company. The term of the Agreement ends May 31, 2012. Compensation under the plan will remain at $240,000 per annum with a right to earn incentive compensation. In addition, Mr. Toth will receive a stock award of 2,000,000 shares of common stock on or after January 1, 2012. Further, Mr. Toth was granted 5,000,000 options to purchase company stock. The options vested as follows: 50% vested on June 30, 2011, and the remaining 50% vested pro-rata monthly from June 2011 through May 2012.

On October 7, 2011, the Company entered into a two year agreement with David Shamouelian, a Director of the Company, to provide marketing services. Mr. Shamouelian is one of the most respected names in the fashion industry. He is to be compensated for his services with 3,200,000 shares of Company common stock, to be issued over a 18 month period.

On October 7, 2011, the Company entered into a secured promissory note for $250,000 with an entity controlled by Mr. Shamouelian. On April 2, 2012, the holder of the note entered into a subscription agreement which provided for the conversion of the principal and accrued interest on the note into 2,621,918 shares of common stock. As of May 31, 2012 the Company had not yet issued the shares.

On May 23, 2012, Mr. Shamouelian loaned the Company $50,000 and received a convertible note in the principal amount of $50,000, and warrants to purchase 200,000 shares of common stock with an exercise price of $0.30 per share. The convertible note has a term of twelve months and accrues interest at 10% per annum. In addition, on the maturity date, the Company will pay the holder the sum of $1,000 as additional interest. Mr. Shamouelian has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.05 per share.

On December 1, 2011, the Company engaged Advance Ventures, LLC (“Advance”), based in Silicon Valley, to provide venture development services, including guidance on recruitment, business development and enhancing strategic relationships in Silicon Valley. The Company will compensate Advance $10,000 per month relating to this agreement. In addition, the parties amended the agreement in March 2012 and May 2012, wherein the Company agreed to issue 100,000 shares of common stock to Advance as per the March amendment and an additional 100,000 shares of common stock as per the May amendment. Mr. Ephraim Lindenbaum, a Director of the Company, is the principal of Advance.

On September 21, 2011, the Company entered into a two year agreement with Creative Processing, Inc. (“CP”) to provide advertising and marketing services. CP is to be compensated for its services with 2,400,000 shares of Company common stock, to be issued over a one year period. In addition the Company will issue CP 2,400,000 stock purchase warrants with an exercise price of $0.20 per share. The parties amended the agreement in March 2012 to include monthly compensation to CP of $5,000 per month, starting March 1, 2012 and ending February 1, 2013. On March 2, 2012, CP entered into a stock purchase agreement with the Company pursuant to which the Company received $500,000 and the Company issued 5,000,000. In addition, on February 5, 2012 the Company entered into a two year agreement with SB Acquisition #1 (“SB”) to provide advertising and marketing services. SB is to be compensated for its services with 1,550,000 shares of Company common stock, to be issued over a one year period. Mr. Michael Kessler is the principal officer and shareholder of both CP and SB.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s principal accountant for fiscal years ended May 31, 2011 and May 31, 2012

Services	2011	2012
Audit fees	40,000	40,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	40,000	40,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by DeLeon & Company, P.A. in connection with statutory and regulatory filings or engagements.

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

The Board of Directors pre-approved 100% of the Company’s 2012 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 31 2012, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

(b) Exhibits

Exhibit No.	Exhibit
2.1	Securities Purchase Agreement dated as of April 21, 2010 by and among the Company, Phreadz USA LLC and the members of Phreadz USA, LLC. (1)

2.2	Securities Purchase Agreement dated as of April 21, 2010 by and among the Company, Universal Database of Music USA LLC and the members of Universal Database of Music USA, LLC. (1)

3.1(a)	Articles of Incorporation. (2)
3.1(b)	Certificate of Amendment to Articles of Incorporation. (3)
3.1(c)	Certificate of Amendment to Articles of Incorporation. (4)
3.1(d)	Certificate of Amendment to Articles of Incorporation. (5)
3.2	Bylaws. (2)

3.4	Articles of Organization of Phreadz USA, LLC. (1)

3.5	Articles of Organization of Universal Database of Music USA, LLC. (1)

3.6	Amended and Restated Operating Agreement of Phreadz USA, LLC. (1)

3.7	Amended and Restated Operating Agreement of Universal Database of Music USA, LLC. (1)

4.1	Form of Note. (1)

4.2	Secured Convertible Note dated March 23, 2010 issued by Universal Database of Music USA LLC and Phreadz USA LLC. (1)

4.3	Form of Corporate Loan Agreement dated April 9, 2010. (1)

10.1	Asset Purchase Agreement dated May 28, 2009 between Universal Database of Music USA LLC, UDM, Ltd. and Jacques Krischer. (1)

10.2	Consulting Agreement dated May 2009 between Phreadz USA LLC and Jonathan Kossmann. (1)

10.3	Subscription Agreement dated March 23, 2010. (1)

10.4	Security Agreement dated March 23, 2010. (1)

10.5	Intellectual Property Security Agreement dated March 23, 2010. (1)

10.6	Employment Agreement between the Company and Georges Daou. (1)

10.7	Employment Agreement between the Company and Jonathan Kossmann. (1)

10.8	Employment Agreement between the Company and Jacques Krischer.(1)

10.9	Restricted Stock Agreement between the Company and Jacques Krischer. (1)

10.10	Restricted Stock Agreement between the Company and GJD Holdings. (1)

10.11	Form of Indemnity Agreement. (1)

10.12	Form of Unit Purchase Agreement. (6)

10.13	Form of Registration Rights Agreement.(6)

10.14	Form of Warrant. (6)

10.15	Consulting Agreement dated October 7, 2011 between the Company and David Shamouelian. (7)

10.16	Joint Venture Agreement dated February 9, 2012 by and between Bizzingo, Inc. and Sun Enterprises Group, Ltd. (8)
10.17	Employment Agreement between the Company and Douglas Toth(9).

10.18	Celebrity Endorsement Agreement dated March 14, 2012 by and between Bizzingo, Inc. and Joseph Theismann(10)

10.19	Asset Purchase Agreement dated February 27, 2012 by and among Bizzingo, Inc., Introme, Inc., and the Shareholders of IntroMe, Inc. (11).

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2010.
(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, No. 333-35336, filed with the SEC on June 8, 2006.
(3)	Incorporated by reference from Appendix A to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC on May 24, 2010.
(4)	Incorporated by reference from the Company’s Current Definitive Information Statement on Schedule 14C, filed with the SEC on March 9, 2011.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2010.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2011.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2012.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending November 30, 2011, filed with the SEC on January 17, 2012.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2012.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012.

Exhibit No.	Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIZZINGO, INC.

Date: September 13, 2012	By:	/s/ Douglas Toth
Douglas Toth, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Toth	Chief Executive Officer and Chief Financial Officer	September 13, 2012
Douglas Toth	(Principal Executive Officer and Financial Officer)

/s/ David Shamouelian	Director	September 13, 2012
David Shamouelian

/s/ Gilbert Davila	Director	September 13, 2012
Gilbert Davila

/s/ Kim Cranston	Director	September 13, 2012
Kim Cranston

/s/ Elliot (Skip) Stein	Director	September 13, 2012
Elliot (Skip) Stein

/s/ Ephraim Lindenbaum	Director	September 13, 2012
Ephraim Lindenbaum

BIZZINGO, INC.

(A Development Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

May 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bizzingo, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Bizzingo, Inc. & Subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2012 and 2011, and for the period from April 3, 2009 (inception) to May 31, 2012. Bizzingo, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bizzingo, Inc. & Subsidiaries as of May 31, 2011 and 2012, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2012,and for the period from April 3, 2009 (inception) to May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.

Pembroke Pines, Florida

September 10, 2012

 APPENDIX 9A-1

Bizzingo, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	May 31, 2012	May 31, 2011

Assets

Assets:
Cash	$17,104	$4,101
Prepaids	17,000	10,000
Total Current Assets	34,104	14,101

Total Assets	$34,104	$14,101

Liabilities and Stockholders’ Deficit

Liabilities:
Accounts payable and accrued expenses	$589,818	$483,180
Interest payable	219,111	139,241
Memberholder loan	2,046	2,046
Convertible notes payable - net	82,945	-
Stock issuance liabilty	1,507,191	-
Notes payable	150,000	261,000
Derivative liability -convertible notes payable	173,666	-
Total Current Liabilities	2,724,777	885,467

Derivative liability -warrants	159,470	-
Total Long-Term Liabilities	159,470	-

Total Liabilities	2,884,247	885,467

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 525,000,000 shares authorized, 91,714,692 and 73,241,376 shares issued and outstanding, respectively	91,715	73,241
Additional paid in capital	24,616,004	16,614,442
Deficit accumulated during development stage	(27,557,862)	(17,559,049)
Total Stockholders’ Deficit	(2,850,143)	(871,366)

Total Liabilities and Stockholders’ Deficit	$34,104	$14,101

Bizzingo, Inc
(A Development Stage Company)
Consolidated Statements of Operations

			From April 3, 2009
	For the Year Ended May 31,		(Inception)
	2012	2011	to May 31, 2012

Revenue	$-	$-	$-

General and administrative expenses	7,491,538	2,453,272	12,589,948

Operating loss	(7,491,538)	(2,453,272)	(12,589,948)

Other Income (Expenses)
Impairment of IP music database and Computer code	(1,565,989)	(1,875,000)	(8,440,989)
Interest expense	(613,007)	(125,629)	(955,489)
Derivative expense	(340,437)	-	(340,437)
Change in fair value of derivative liabilities	155,454	-	155,454
Gain on forgiveness of debt	66,624	72,497	360,630
Gain (loss) on settlement of debt	(209,920)	-	(5,747,083)

Total Other Income (Expenses) - Net	(2,507,275)	(1,928,132)	(14,967,914)

Net Loss	$(9,998,813)	$(4,381,404)	$(27,557,862)

Net Loss per Common Share - Basic and Diluted	$(0.13)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	74,587,090	68,676,503

Bizzingo, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period April 3, 2009 (Inception) to May 31, 2012

	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Shares issued for cash April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$-	$4,999,922

Shares issued for cash May 28, 2009	12,480,000	12,480	(12,390)	-	-	90

Loss for the period from April 3, 2009 to May 31, 2009					(186,902)	(186,902)
Balance May 31, 2009	14,400,000	14,400	4,985,702	(90)	(186,902)	4,813,110

Shares issued for cash August 25, 2009	26,969,600	26,970	(26,633)	(337)	-	(0)

Shares cancelled on November 13, 2009	(3,833,600)	(3,834)	3,834	-	-	-

Shares issued for cash March 10, 2010	5,782,400	5,782	(5,938)	-	-	(156)

Subscription receivable	-	-	-	427	-	427

Recapitalization due to reverse merger	42,700,000	42,700	(83,243)	-	-	(40,543)

Shares cancelled due to reverse merger	(32,712,176)	(32,712)	32,712	-	-	-

Shares issued for cash on May 20, 2010 @$0.15	1,933,333	1,933	288,067	-	-	290,000

Issuance of common stock in settlement
of notes payable (May 31, 2010)	6,514,310	6,515	6,507,796	-	-	6,514,311

Net loss for the period September 1, 2009 to May 31, 2010	-	-	-	-	(12,990,743)	(12,990,743)
Balance May 31, 2010	61,753,867	61,754	11,702,297	-	(13,177,645)	(1,413,594)

Shares issued for cash on June 8, 2010	1,333,333	1,333	198,667	-	-	200,000

Exchange Agreement issuance June 22, 2010	1,334,176	1,334	999,298	-	-	1,000,632

Shares issued for cash on July 16, 2010	2,520,000	2,520	375,480	-	-	378,000

Net loss for the period, June 1, 2010 to August 31, 2010					(617,663)	(617,663)
Balance August 31, 2010	66,941,376	66,941	13,275,742	$-	(13,795,308)	(452,625)

Shares issued for cash on November 1, 2010	1,080,000	1,080	160,920	-	-	162,000

Net loss for the period, Sept 1, 2010 to Nov 30, 2010					(196,438)	(196,438)
Balance November 30, 2010	68,021,376	68,021	13,436,662		(13,991,745)	(487,062)

Shares issued for cash on December 3, 2010	720,000	720	107,280	-	-	108,000

Shares issued for Services January 31, 2011	2,000,000	2,000	1,198,000			1,200,000

Net loss for the period Dec 1, 2010 to Feb 28, 2011					(1,468,290)	(1,468,290)
Balance February 28, 2011	70,741,376	70,741	14,741,942		(15,460,035)	(647,352)

Shares issued for asset acquisition March 15, 2011	2,500,000	2,500	1,872,500	-	-	1,875,000

Net loss or the period March 1, 2011 to May 31, 2011					(2,099,013)	(2,099,013)
Balance May 31, 2011	73,241,376	73,241	16,614,442	-	(17,559,049)	(871,366)

Shares cancelled GLD Holdings July 27, 2011	(6,460,800)	(6,461)	6,461	-	-	0

Net loss for the period June 1, 2011 to August 31, 2011					(519,726)	(519,726)
Balance August 31, 2011	66,780,576	66,780	16,620,903	-	(18,078,775)	(1,391,092)

Shares issued to settle accounts payable	611,512	612	207,303	-	-	207,915

Stock options issued for services	-	-	720,349	-	-	720,349

Warrants issued for services	-	-	502	-	-	502

Net loss for the period September 1, 2011 to November 30, 2011	-	-	-	-	(1,532,360)	(1,532,360)
Balance November 30, 2011	67,392,088	67,392	17,549,057	-	(19,611,135)	(1,994,686)

Bizzingo, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period April 3, 2009 (Inception) to May 31, 2012 - Continued

					Deficit
					Accumulated
			Additional		During the	Total
			Paid-in	Subscription	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity

Shares issued for cash on December 7, 2011	2,500,000	$2,500	$247,500	$-	$-	$250,000

Shares issued for services December 7, 2011	800,000	800	95,200	-	-	96,000

Issuance of common stock in settlement
of notes payable (December 7, 2011)	1,643,719	1,644	195,602	-	-	197,246

Shares issued for note extension December 7, 2011	50,000	50	5,950	-	-	6,000

Shares issued for cash on February 1, 2012	1,250,000	1,250	123,750	-	-	125,000

Stock options issued for services	-	-	450,078	-	-	450,078

Warrants issued for services	-	-	882,838	-	-	882,838

Stock issuance costs	-	-	(19,300)	-	-	(19,300)

Net loss for the period December 1, 2011 to February 29, 2012	-	-	-	-	(2,776,504)	(2,776,504)
Balance February 29, 2012	73,635,807	73,636	19,530,675	-	(22,387,639)	(2,783,328)

Shares issued for cash on March 2, 2012	5,850,000	5,850	629,150	-	-	635,000

Shares issued for services March 2, 2012	800,000	800	119,200	-	-	120,000

Shares issued for cash on March 6, 2012	500,000	500	49,500	-	-	50,000

Shares issued for services March 6, 2012	500,000	500	74,500	-	-	75,000

Issuance of common stock in settlement
of notes payable (March 6, 2012)	4,130,970	4,131	615,514	-	-	619,645

Shares issued - anti-dilution clause April 12, 2012	447,915	448	(448)	-	-	-

Shares issued for services April 12, 2012	3,700,000	3,700	904,300	-	-	908,000

Shares issued for services May 3, 2012	650,000	650	174,200	-	-	174,850

Shares issued for cash on May 3, 2012	1,500,000	1,500	148,500	-	-	150,000

Stock options issued for services	-	-	572,522	-	-	572,522

Warrants issued for services	-	-	1,771,564	-	-	1,771,564

Beneficial Conversion Feature	-	-	63,652	-	-	63,652

Stock issuance costs	-	-	(36,825)	-	-	(36,825)

Net loss for the period March 1, 2012 to May 31, 2012	-	-	-	-	(5,170,223)	(5,170,223)
Balance May 31, 2012	91,714,692	$91,715	$24,616,004	$-	$(27,557,862)	$(2,850,143)

Bizzingo, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From April 3, 2009
	For the Year Ended May 31,		(Inception)
	2012	2011	to May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,998,813)	$(4,381,404)	$(27,557,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of IP music database and computer code	1,565,989	1,875,000	8,440,989
Loss on business acquisition	-	-	(44,361)
Loss on settlement of debt	209,920	-	5,747,083
Gain on forgiveness of debt	(66,624)	(72,497)	(360,630)
Stock based compensation	5,236,298	1,200,000	6,436,298
Accretion of debt discount	453,692	-	1,827,314
Derivative expense	340,437	-	340,437
Change in fair value of derivative liabilities	(155,454)	-	(155,454)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses & other assets	(7,000)	15,000	(17,000)
Increase (Decrease) in:
Accounts payable and accrued expenses	214,988	216,400	589,818
Capitalized interest	-	-	121,145
Accrued interest payable - other	141,695	124,577	231,304
Net Cash Used in Operating Activities	(2,064,872)	(1,022,924)	(4,400,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	(75,000)	-	(75,000)
Net Cash Used in Investing Activities	(75,000)	-	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	815,000	20,000	2,230,000
Proceeds from issuance of convertible notes	200,000	-	200,000
Repayment of notes	(66,000)	-	(281,000)
Proceeds from memberholder loan	-	-	2,046
Shares issued (subscribed) for cash	1,260,000	848,000	2,398,102
Stock issuance costs	(56,125)	-	(56,125)
Net Cash Provided By Financing Activities	2,152,875	868,000	4,493,023

Net Increase (Decrease) in Cash	13,003	(154,924)	17,104

Cash - Beginning of Period	4,101	159,025	-

Cash - End of Period	$17,104	$4,101	$17,104

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$17,503	$-	$17,503

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into stock issuance liability	$262,192	$-	$262,192
Conversion of debt into common stock	$610,000	$-	$610,000
Conversion of payable into common stock	$91,727	$-	$91,727
Conversion of interest payable into common stock	$49,632	$-	$49,632
Beneficial conversion feature recorded	$63,652	$-	$63,652

Note 1.	Organization and Summary of Significant Accounting Policies

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

As set forth above, on April 27, 2010 (the “Closing Date”) and pursuant to the terms and conditions of the Purchase Agreements, we: (i) consummated the acquisitions of Phreadz LLC and UDM, and (ii) each of Phreadz LLC and UDM became our wholly owned subsidiary. More specifically, pursuant to and in connection with the Purchase Agreements:

●	in exchange for 100% of the issued and outstanding membership interests of Phreadz LLC, we issued to the holders of the Phreadz LLC membership interests an aggregate of 21,659,200 shares of our common stock; and

●	in exchange for 100% of the issued and outstanding membership interests of UDM, we issued to the holders of the UDM membership interests an aggregate of 21,659,200 shares of our common stock.

●	in addition, pursuant to the terms of the Purchase Agreements, 32,712,176 shares of our issued and outstanding common stock previously held by certain stockholders were cancelled..

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

Nature of Operations and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since April 3, 2009 (inception), the Company has reported net losses of ($27,557,862), operating activities have used cash of ($4,400,919) and the Company has a stockholders’ deficit of ($2,850,143) as of May 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2.	Significant Accounting Policies

(a)	Development Stage Company

The Company’s financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity and debt based financing and further implementation of the business plan, including research and development.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

(c)	Cash Equivalents

For purposes of the statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

(d)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

(e)	Intangibles

Intangibles are comprised of acquired technologies. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives. For the years ended May 31, 2012 and 2011, the Company recorded impairments related to intangible assets of $1,565,989 and $1,875,000, respectively.

(f)	Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

(g)	Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

●	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
●	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
●	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2012 and May 31, 2011.

The Company’s Level 3 financial liabilities consist of certain common stock warrants and embedded conversion features for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company valued the warrant and conversion features using an option pricing model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

(h)	Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

		Fair Value Measurement Using
May 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features and warrant liabilities	$333,136	$-	$-	$333,136	$333,136

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended May 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total
Balance, May 31, 2011	$-	$-
Purchases, issuances and settlements	488,590	488,590
Total gains or losses (realized/unrealized) included in net loss	(155,454)	(155,454)
Balance, May 31, 2012	$333,136	$333,136

(i)	Debt Issue Costs and Discount on Debt

Amortized over the life of the debt to interest expense.  If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share is expensed.

(j)	Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

(k)	Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

(l)	Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. Stock based compensation expense for the years ended May 31, 2012 and 2011 amounted to $5,236,298 and $1,200,000, respectively.

(m)	Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company currently is in the development stage and has not generated any revenue since its inception.

(n)	Advertising

The Company expenses advertising when incurred. Advertising expense for the years ended May 31, 2012 and 2011 was $0 and $0, respectively.

(o)	Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(p)	Net Loss per Share

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

(q)	Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Note 3.	Intangible

The Company has valuation reports from CethialBossche Content Network (Montreal, Canada) dated January 22, 2007 and Copiliot Partners (France) dated January 19, 2007. The two firms have placed a valuation of between €9.5 and €17 million Euros and €12 million Euros, respectively, on the assets described as UDM music databases and related tools. Based on the above and other comparables, a pro forma five year cash flow analysis, the Company determined that a fair deemed value of $5,000,000 was appropriate with that deemed value attributable to the music database at April 3, 2009 (Inception). As the Company did not obtain a third party valuation report at the end of the fiscal period ended February 28, 2010, we fully impaired the $5,000,000 carrying value of this intellectual property as of that date.

In April 2012, the Company acquired certain shortcode technology of IntroMe, Inc which will allow Bizzingo to extend its B2B platform to mobile devices. As consideration for the acquisition of the technology, the Company paid IntroMe Inc., the sum of $75,000, issued a convertible note in the principal amount of $75,000 bearing interest at 8% per annum and a common stock purchase warrant to acquire 4.08 million shares of common stock. (See Note 4) As the Company did not obtain a third party valuation report at the end of the fiscal year ended May 31, 2012, we fully impaired the $1,565,989 carrying value of this intellectual property as of that date.

Amortization expense related to the Shortcode technology for the years ended May 31, 2012 and 2011 was $0 and $0, respectively.

Note 4.	Asset Acquisition

On April 30, 2012, the Company entered into an Asset Purchase Agreement with IntroMe, Inc (the “Seller”), and all the shareholders of the Seller (the “Shareholders”); setting forth the acquisition certain technology of IntroMe, Inc.

Pursuant to the terms of the Purchase Agreement, the Company acquired certain technology of the Seller in exchange for the sum of $75,000, the issuance of a promissory note, convertible into shares of our common stock, $0.001 par value at a per share conversion price of the closing price of the Company’s common stock on the conversion date, subject to certain adjustments, in the amount of $75,000,and common stock purchase warrants of the Company which shall enable Seller to acquire 4,080,000 shares of common stock, $0.001 par value, of the Company at $0.34 per share exercise price.

Total price paid for the Seller’s assets in the acquisition was $1,565,989.

The following sets forth the components of the purchase price:

Purchase Price:

Convertible notes issued to seller	$75,000
Cash paid	75,000
Fair value of common stock warrants	1,367,837
Fair value conversion option	48,152
Total purchase price	1,565,989
Assets acquired
Acquired technology	1,565,989
Total assets acquired	1,565,989
Excess purchase price	$-

The intangible assets acquired were deemed fully impaired by the Company at May 31, 2012.

Note 5.	Income Taxes

As of May 31, 2012, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately ($27.5 Million) that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2012	2011
Operating loss carry forward	$27,557,862	$17,559,049
Statutory rates	34%	34%
Deferred income tax asset	9,369,673	5,970,076
Less: valuation allowance	(9,369,673)	(5,970,076)
	$-	$-

Note 6.	Notes Payable

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

On February 21, 2011, the Company entered in a promissory note for $110,000.00 The note terms are for 1 year and carry an interest rate of 10% per annum. On February 15, 2012, the holder of the note entered into a subscription agreement which provided for the conversion of the principal and accrued interest on the note. On March 6, 2012 the note was settled with 1,203,972 shares of our common stock.

On April 7, 2011, the Company entered in a promissory note for $50,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. On February 15, 2012, the holder of the note entered into a subscription agreement which provided for the conversion of the principal and accrued interest on the note. On March 6, 2012 the note was settled with 542,191 shares of our common stock.

On May 3, 2011, the Company entered in a promissory note for $75,000.00 with a related party. The note terms are for 1 year and carry an interest rate of 10% per annum. On September 16, 2011, an additional $10,000 was advanced on this note. The note and accrued interest was assigned by the holder on December 7, 2011 and settled with 682,276 shares of our common stock.

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

On July 5, 2011, the Company entered in a promissory note for $125,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. On February 15, 2012, the holder of the note entered into a subscription agreement which provided for the conversion of the principal and accrued interest on the note. On March 6, 2012 the note was settled with 1,327,054 shares of our common stock.

On July 14, 2011, the Company entered in a promissory note for $100,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. On February 15, 2012, the holder of the note entered into a subscription agreement which provided for the conversion of the principal and accrued interest on the note. On March 6, 2012 the note was settled with 1,057,753 shares of our common stock.

On August 2, 2011, the Company entered in a promissory note for $150,000.00. The note terms are for 1 year and carry an interest rate of 10% per annum. Interest expense was $1,191.78 for the period ending August 31, 2011. The Holder was also granted 900,000 Series A Warrants, with an exercise price of $0.30 per share, expiring July 31, 2020.

On October 7, 2011, the Company entered into a secured promissory note for $250,000 with a related party. The note terms are for 6 months and carry an interest rate of 10% per annum. On April 02, 2012, the holder of the note entered into a subscription agreement which provided for the conversion of the principal and accrued interest on the note. As of May 31, 2012 the Company had not yet issued the shares.

A member of the Company loaned $2,046 to the Company on no terms.

Note 7.	Convertible Notes Payable

7-a

On April 27, 2012, in connection with an asset acquisition, the Company issued a convertible note to IntroMe, Inc. in the principal amount of $75,000, which is convertible into shares of the Company’s common stock, and warrants to purchase 4,080,000 shares of common stock with an exercise price of $0.34 per share of $75,000 to IntroMe, Inc. (See Note 4)

The convertible note has a term of eleven months and accrues interest at 8% per annum. The Company is required to make ten equal, consecutive monthly payments of $7,500 on the first day of each month commencing with June 1, 2012. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a per share conversion price of the closing price of the Company’s common stock on the conversion date. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Conversion Feature

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815,due to the potential for settlement in a variable quantity of shares. The convertible notes have been measured at fair value using anoption pricing model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $48,152.

The embedded derivative of the convertible notes was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivatives of $2,095 for the period ended May 31, 2012. The derivative value of the convertible notes at May 31, 2012 yielded a derivative liability at fair value of $46,058.

As of May 31, 2012, accrued and unpaid interest under the Note was $559.

Warrants

Each of the warrants issued to the Introme Inc. has a term of six years from April 27, 2012 and were fully vested on the date of issuance. The warrants are exercisable at $0.34 per share.

The warrants, when issued, gave rise to the allocation of $1,367,837 fair value into the asset purchase price. (See Note 4)

As of May 31, 2012 warrants to purchase 4,080,000 shares of Company common stock remain outstanding.

7-b

On May 10, 2012, the Company issued a convertible note to Telperion Holdings LTD. (the “Holder”) in the principal amount of $100,000, which is convertible into shares of the Company’s common stock, and warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.10 per share.

The convertible note has a term of twelve months and accrues interest at 8% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.10 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Conversion Feature

Due to the fact that these convertible notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under ASC No. 815. The convertible notes have been measured at fair value using anoption pricing model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $100,000 and interest expense of 102,557.

The embedded derivative of the convertible notes was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivatives of $74,949 for the period ended May 31, 2012. The derivative value of the convertible notes at May 31, 2012 yielded a derivative liability at fair value of $127,608.

As of May 31, 2012, accrued and unpaid interest under the Note was $460.

Derivative Warrants

Each of the warrants issued to the Holder has a term of three years from May 10, 2012 and was fully vested on the date of issuance. The warrants are exercisable at $0.10 per share. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

The warrants, when issued, gave rise to a derivative liability of which was recorded as interest expense of $237,880. The embedded derivative of the warrants was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivative of $78,411 for the period ended May 31, 2012. The derivative value of these warrants at May 31, 2012 yielded a derivative liability at fair value of $159,469.

As of May 31, 2012 warrants to purchase 1,000,000 shares of Company common stock remain outstanding.

7-c

On May 23, 2012, the Company issued a convertible note to Robin Smith (the “Holder”) in the principal amount of $50,000, which is convertible into shares of the Company’s common stock,and warrants to purchase 200,000 shares of common stock with an exercise price of $0.30 per share.

The convertible note has a term of twelve months and accrues interest at 10% per annum. In addition, on the maturity date, the Company will pay the Holder the sum of $1,000 as additional interest. The Holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.10 per share.

Beneficial Conversion Feature

The intrinsic value of the convertible note, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the notes of $24,623 to be amortized over the term of the note.

As of May 31, 2012, accrued and unpaid interest under the Note was $132.

Warrants

Each of the warrants issued to the Holder have a term of five years from May 23, 2012 and were fully vested on the date of issuance. The warrants are exercisable at $0.30 per share.

The fair value of the warrants, when issued, were recorded as a discount to the notes of $25,377 to be amortized over the term of the note.

As of May 31, 2012 warrants to purchase 200,000 shares of Company common stock remain outstanding.

7-d

On May 23, 2012, the Company issued a convertible note to David Shamouelian, a Director of the Company (the “Holder”), in the principal amount of $50,000, which is convertible into shares of the Company’s common stock,and warrants to purchase 200,000 shares of common stock with an exercise price of $0.30 per share.

The convertible note has a term of twelve months and accrues interest at 10% per annum. In addition, on the maturity date, the Company will pay the holder the sum of $1,000 as additional interest. The Holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.05 per share.

Beneficial Conversion Feature

The intrinsic value of the convertible note, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the notes of $39,030 to be amortized over the term of the note.

As of May 31, 2012, accrued and unpaid interest under the Note was $132.

Warrants

Each of the warrants issued to the Holder have a term of five years from May 23, 2012 and were fully vested on the date of issuance. The warrants are exercisable at $0.30 per share.

The fair value of the warrants, when issued, were recorded as a discount to the notes of $10,970 to be amortized over the term of the note.

As of May 31, 2012 warrants to purchase 200,000 shares of Company common stock remain outstanding.

Convertible notes payable consisted of the following at May 31, 2012 and May 31, 2011:

	May 31, 2012	August 31, 2011
Convertible note payable, entered into on April 27, 2012 for a term of 11 months maturing on March 1, 2013, 10 monthly payments of $7,500 starting June 1, 2012, with interest at 8% per annum due each payment date.	$75,000	$-

Discount on note payable	-	-

Accumulated amortization of discount	-	-

Convertible note payable, entered into on May 10, 2012 for a term of 12 months maturing on May 10, 2013, with interest at 8% per annum due at maturity.	100,000	-

Discount on note payable	(100,000)	-

Accumulated amortization of discount	5,753	-

Convertible notes payable, entered into on May 23, 2012 for a term of 12 months maturing on May 23, 2013, with interest at 10% per annum due at maturity. Additional interest of $2,000 to be paid at maturity.	100,000	-

Discount on note payable	(100,000)	-

Accumulated amortization of discount	2,192	-

	$82,945	$-

The Company recorded $7,945 amortization of the discount to the notes for the year ended May 31, 2012. The Company recorded $1,283 interest expense on the convertible notes for the year ended May 31, 2012.

Note 8.	Commitments

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

On November 11, 2011, the Company and Douglas Toth amended and superseded the June 1, 2011 consulting agreement with an Employment Agreement in which Douglas Toth will serve as Chairman and Chief Executive Officer of the Company. The term of the Agreement ends May 31, 2012. Compensation under the plan will remain at $240,000 per annum with a right to earn incentive compensation. In addition Mr. Toth will receive a stock award of 2,000,000 shares of common stock on or after January 1, 2012. Further, Mr. Toth will be granted 5,000,000 options to purchase company stock. The options will vest as follows:50% shall vest on June 30, 2011, and the remaining 50% shall vest pro-rata monthly from June 2011 through May 2012.

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

The Company has a consulting agreement with an accounting firm to provide accounting and financial reporting services for $7,000 per month

On September 21, 2011, the Company entered into a two year agreement with Creative Processing, Inc (“CP”) to provide advertising and marketing services. CP is to be compensated for its services with 2,400,000 shares of Company common stock, to be issued over a one year period. In addition the Company will issue CP 2,400,000 stock purchase warrants with an exercise price of $0.20 per share. The parties amended the agreement in March 2012 to include monthly compensation to CP of $5,000 per month, starting March 1, 2012 and ending February 1, 2013.

On September 23, 2011, the Company entered into a two year agreement with Wall & Madison, LLC (“Wall”) to provide business development and marketing services. The Company will compensate Wall $10,000 per month relating to this agreement.

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

On December 1, 2011, the Company engaged Advance Ventures, LLC (“Advance”), based in Silicon Valley, to provide venture development services, including guidance on recruitment, business development and enhancing strategic relationships in Silicon Valley. The Company will compensate Advance $10,000 per month relating to this agreement. In addition, the parties amended the agreement in March 2012 and May 2012, wherein the Company agreed to issue 100,000 shares of common stock to Advance as per the March amendment and an additional 100,000 shares of common stock as per the May amendment.

On February 5, 2012 the Company entered into a two year agreement with SB Acquisiton #1 (“SB”) to provide advertising and marketing services. SB is to be compensated for its services with 1,550,000 shares of Company common stock, to be issued over a one year period.

On March 28, 2012 the Company entered into a two year agreement with Var Growth (“VG”) to provide business development and marketing services. VG is to be compensated for its services with 3,600,000 shares of Company common stock, to be issued immediately.

On May 25, 2012 the Company entered into a one year agreement with JobyCapital, LLC (“Joby”) to provide business development and marketing services. Joby is to be compensated for its services with 1,000,000 shares of Company common stock.

On May 31, 2012 the Company entered into a one year agreement with MidAtlantic Capital Associates SL (“MidAtlantic”) to provide general business consulting services and business development in Europe. MidAtlantic is to be compensated for its services with up to 3,000,000 stock purchase warrants with an exercise price of $0.17 per share. 500,000 warrants will be earned immediately and the remaining warrants shall be earned upon MidAtlantic attaining certain benchmarks as stipulated in the consulting agreement.

In addition, the Company will pay MidAtlantic a finder’s fee equal to eight percent on all cashed received by the Company from the sale of its equity securities to investors that were directly introduced to the Company by MidAtlantic, and five percent on cashed received by the Company from the sale of its debt securities to investors that were directly introduced to the Company by MidAtlantic, provided that each such investor will not be a “US Person” as that term is defined under Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended.

Advisory Board Agreement

In April and May 2012, the Company entered into Advisory Board agreements with Mark Waxman and Ranjith Kumaran (the “Advisors”), respectively. The term of the agreements is for a period of between one to three years unless either party provides a 30-day advance written notice of termination. As compensation for their services, each Advisor shall receive stock options to acquire 100,000 shares of common stock of the Company. As of May 31, 2012, the options have not been issued.

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

On May 2, 2012, the Company terminated its agreement with OCCM.

On February 10, 2012 the Company entered into a one year agreement with Brean Murray, Carret & Co., a FINRA registered broker-dealer (“BMC”),as its exclusive corporate finance advisor and investment banker. Upon execution of the agreement, the Company is to issue BMC a non-refundable retainer consisting of 650,000 shares of Company Common Stock. to provide business consulting and capital placement services. The Company shall also pay BMC seven percent (7%) of any gross proceeds received by the Company in connection with a public or private offering of equity including convertible debt and convertible preferred equity. In the event of a private offering of debt BMC’s fee will be based on a percentage of the gross proceeds raised or commitments provided as follows: three percent (3%) with respect to senior debt and five percent (5%) with respect to nonconvertible subordinated debt. BMC will receive three percent (3%) of the consideration received or paid in a sale or merger transaction involving the Company. In addition BMC will receive a warrant allowing it to purchase, at its options, identical securities to those purchased by and/or issued or granted to investors in such transactions, in an amount equal to 7% of equity offerings and 5% of subordinated debt.

On February 29, 2012 the Company entered into an agreement with Monarch Bay Associates, LLC.,a FINRA registered broker-dealer (“MBA”),as its non-exclusive placement agent, on a non-exclusive basis, with respect to finding investors. The Company shall compensate MBA nine percent (9%) of gross proceeds received by the Company in connection with a public or private offering of equity including convertible debt and convertible preferred equity (the “Financing”). In addition MBA will receive a warrant allowing it to purchase nine percent (9%) of the total number of shares of common stock issued and issuable by the Company to investors under and in connection with the Financing. In addition the Company will issue 200,000 stock purchase warrants at the successful completion of a financing at $0.15 per share.

Note 9.	Options

During the year ended May 31, 2012, the Company issued Directors, Officers and Consultants a total of 12,750,000 stock options under the 2011 Stock Option Plan. The Company valued the options utilizing an option pricing model and are expensing the options over the vesting periods. The exercise price of the options were issued at fair market value on the date of grant and range from $0.16 to $0.33. All options have a term of 10 years. The Company recorded an expense of $1,742,949 during the year ended May 31, 2012.

Note 10.	Warrants

The value of the warrants have been calculated using an option pricing model as of the date of grant based on the following assumptions: a risk free rate (range .21%-2.96%);a dividend yield of 0.00%; a volatility factor of (range 90%-200%); and an expected life (range 2-10 years).

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

In April 2010,the Company entered into an Exchange Agreement with Professional Capital Partners, Ltd.(“PCP”), pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company’s common stock (the “Original Shares”) for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company’s common stock; (ii) a Series A Warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share. On June 22, 2010, PCP exercised this Exchange Agreement and exchanged its Original Shares for 37 Units. As a result, PCP received 6,660,000 shares of common stock; a Series A Warrant to purchase 3,330,000 shares of common stock; and a Series B Warrant to purchase 3,330,000 shares of common stock in exchange of 5,325,824 and net of shares of common stock of the company. A financing expense of $1,000,632 was recorded as of May 31, 2010 as a stock issuance liability with the exercise of the exchange agreement on June 22, 2010 as this cost became known. The financing cost was determined using the last price of $0.75 as reported on OTCBB.com on June 11, 2010 prior to the June 22, 2010 exercise date, on the additional 1,334,176 shares of common stock issued to PCP pursuant to the Exchange Agreement.

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

On August 01, 2011, the Company issued a public relations firm 150,000 stock purchase warrants with a 5 year term and a strike price of $0.65. The Company valued the warrants using an option pricing model and is expensing the $51,779 fair value over the vesting term of the warrant.

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

On March 14, 2012, as per the terms of a celebrity endorsement agreement the Company issued 1,000,000 stock purchase warrants with a 5 year term and a strike price of $0.15. The Company valued the warrants using an option pricing model and is expensing the $228,474 fair value over the vesting term of the warrant.

On March 14, 2012, as per the terms of a finders fee agreement the Company issued 100,000 stock purchase warrants with a 5 year term and a strike price of $0.15. The Company valued the warrants using an option pricing model and is expensing the $22,847 fair value over the vesting term of the warrant.

On May 31, 2012, the Company issued a consulting firm 500,000 stock purchase warrants with a 3 year term and a strike price of $0.17. The Company valued the warrants using an option pricing model and is expensing the $66,292 fair value over the vesting term of the warrant.

Note 11.	Common Stock

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

1.	On April 3, 2009, 1,920,000 shares were issued for property.
2.	On May 28, 2009, 12,480,000 shares were issued for cash.
3.	On August 25, 2009, 23,136,000 shares were issued for cash.
4.	On March 10, 2010, 5,782,400 shares were issued for cash.
5.	On April 27, 2010, 42,700,000 were issued and 32,712,176 shares were cancelled upon recapitalization due to the reverse merger.
6.	On May 20, 2010 1,933,333 shares were issued at $0.15 for cash of $290,000
7.	On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.
8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.

12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.
13.	On January 31, 2010 by resolution the Board caused 2,000,000 shares to be issued for services
14.	On March 15, 2011 2,500,000 shares were issued for an asset acquisition (Zonein2 code)
15.	On July 27, 2011 6,460,800 shares were surrendered to the Company by a former CEO and cancelled.
16.	On September 7, 2011, the Company issued 611,512 shares to a vendor to settle an accounts payable in the amount of $91,726.85.

17.	On December 7, 2011 2,500,000 shares were issued at $0.10 for cash of $250,000
18.	On December 7, 2011 800,000 shares were issued for services
19.	On December 7, 2011 1,643,719 shares were issued to settle notes and accrued interest in the amounts of $225,000 and $21,558, respectively.
20.	On December 7, 2011 50,000 shares were issued in connection with a note extension
21.	On February 1, 2012 1,250,000 shares were issued at $0.10 for cash of $125,000
22.	On March 2, 2012 500,000 shares were issued at $0.20 for cash of $100,000
23.	On March 2, 2012 5,350,000 shares were issued at $0.10 for cash of $535,000
24.	On March 2, 2012 800,000 shares were issued for services
25.	On March 6, 2012 500,000 shares were issued at $0.10 for cash of $50,000
26.	On March 6, 2012 500,000 shares were issued for services
27.	On March 6, 2012 4,130,970 shares were issued to settle notes and accrued interest in the amounts of $385,000 and $28,075, respectively.
28.	On April 12, 2012 447,915 shares were issued under an anti-dilution clause
29.	On April 12, 2012 3,700,000 shares were issued for services
30.	On May 3, 2012 650,000 shares were issued for services
31.	On May 3, 2012 1,500,000 shares were issued at $0.10 for cash of $150,000

Note 12.	Preferred Stock

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

Note 13.	Contingencies

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

Note 14.	Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Common Stock Issuances

On July 18, 2012, the Company issued 5,150,000 shares of common stock to consultants under previously existing consulting agreements.

On July 18, 2012, the Company issued 1,000,000 shares of common stock to a consultant under an amendment to a previously existing consulting agreement.

On July 18, 2012, 2,621,918 shares were issued to settle notes and accrued interest in the amounts of $250,000 and $12,192, respectively.

On July 18, 2012, 1,000,000 shares were issued to settle a note in the amount of $50,000. The conversion price of the note was reduced from $0.10 to $0.05 per share on the conversion date and accrued interest on the note was forgiven.

On July 18, 2012, 2,000,000 shares were issued to settle notes in the amount of $100,000.

On July 18, 2012, 347,915 shares were issued under an anti-dilution clause.

On July 18, 2012, the Company issued 2,500,000 shares of common stock to a consultant under a consulting agreement entered into on July 15, 2012.

On July 18, 2012, the Company issued 100,000 shares of common stock to an attorney for professional services.

On August 3, 2012, the Company entered into a stock purchase agreement with an investor for 400,000 shares of common stock at $0.05 for cash proceeds of $20,000.

On August 5, 2012, the Company entered into a stock purchase agreement with an investor for 1,000,000 shares of common stock at $0.05 for cash proceeds of $50,000.

On August 14, 2012, the Company entered into a stock purchase agreement with an investor for 400,000 shares of common stock at $0.05 for cash proceeds of $20,000.

On August 21, 2012, the Company issued 2,000,000 shares of common stock to a Douglas Toth under a previously existing employment agreement.

On August 21, 2012, the Company issued 1,000,000 shares of common stock to a consultant under a previously existing consulting agreement.

Entry Into a Material Definitive Agreement

Convertible Promissory Notes

On June 07, 2012, the Company issued a convertible note to an investor (the “Holder”) in the principal amount of $50,000, which is convertible into shares of the Company’s common stock, and warrants to purchase 250,000 shares of common stock with an exercise price of $0.30 per share.

The convertible note has a term of twelve months and accrues interest at 10% per annum. The Holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.05 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

On June 07, 2012, the Company issued a convertible note to an investor (the “Holder”) in the principal amount of $50,000, which is convertible into shares of the Company’s common stock.

The convertible note has a term of twelve months and accrues interest at 10% per annum. The Holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.05 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

On June 21, 2012, the Company issued a convertible note to Telperion Holdings Ltd (the “Holder”) in the principal amount of $13,000, which is convertible into shares of the Company’s common stock, and warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.10 per share.

The convertible note has a term of twelve months and accrues interest at 8% per annum. The Holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.10 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

On July 23, 2012, the Company issued a convertible note to Douglas Toth (the “Holder”) in the principal amount of $32,000, which is convertible into shares of the Company’s common stock, and warrants to purchase 200,000 shares of common stock with an exercise price of $0.30 per share.

The convertible note has a term of twelve months and accrues interest at 10% per annum. In addition, on the maturity date, the Company will pay the Holder the sum of $1,000 as additional interest. The Holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.05 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Consulting Agreements

On June 01, 2012, the Company engaged Ron Bouganim (“RB”) to facilitate applications for approval of shortcode technologies. The term of the agreement is for four months. The Company will compensate RB on an hourly basis at $125/hour based on a 16 hour workweek. In addition RB shall be reimbursed for all pre-approved business expenditures incurred in connection with services provided.

On July 15, 2012, the Company engaged Mark J. Iacono (“MJI”) to provide national and large market media consulting services. The term of the agreement is for a period of one year. MJI is to be compensated for his services with 2,500,000 shares of Company common stock. In addition the Company will issue MJI 2,500,000 stock options with an exercise price of $0.50 per share.

On July 27, 2012, the Company engaged Paramount Advisors, LLC (“Paramount”) to provide corporate consulting services relating to corporate financial services, corporate finance and mergers and acquisitions with respect to the Company and assist the Company in its efforts to enhance its visibility in the financial community. The term of the agreement is for a period of one year. The Company will compensate Paramount $49,500 to be paid in monthly installments over the term of the agreement. In addition the Company will issue 800,000 shares of common stock to Paramount, 400,000 shares on the execution of the agreement and 400,000 shares on or before January 15, 2013 and the Company will issue Paramount 800,000 stock purchase warrants with an exercise price of $0.30 per share.

On August 3, 2012, the Company amended its consulting agreement with David Shamouelian, a Director of the Company, to increase his compensation for his services through the issuance of an additional 1,000,000 shares of Company common stock.

On August 13, 2012, the Company engaged Piedmontir, LLC (“Piedmontir”) to provide public and investor relations services. The term of the agreement is for a period of six months. The Company will compensate Paramount $6,000 per month. In addition the Company will issue 300,000 shares of common stock to Piedmontir, 150,000 shares on the execution of the agreement and 150,000 shares on the ninety first day of the agreement.

In September 2012, the Company engaged Real Media Group (“RMG”) to provide Open Adstream Service (the “Service”) consisting of the delivery and management of digital advertisements. The term of the agreement is for a period of three years starting October 01, 2012. Initially the Company will compensate RMG a one time training and setup fee of $3,000. Thereafter the fees for the service are based on monthly impressions (Advertisements) at a rate of $0.07 per thousand on the 100 hundred million Impressions and $0.05 per thousand on all monthly impressions beyond the first 100 hundred million. Minimum monthly service fees are $500 through April 2013, then $1,000 monthly for the remainder of the term.

Placement Agent and Advisory Services

On July 11, 2012 the Company entered into an agreement with Garden State Securities, Inc. (“GSS”)as its selling/placement agent. GSS will also assist the Company in financial planning and proposed mergers and acquisitions. Upon execution of the agreement, the Company is to issue GSS an advisory fee of 500,000 shares of Company Common Stock. The Company shall also pay GSS ten percent (10%) of any gross proceeds received by the Company in connection any equity of debt financing, convertible debt financing, debt conversion or any instrument convertible into the Company’s common stock (“the Securities Financing”). In addition GSS will receive warrants (the “Warrants”) with “piggy back” registration rights, equal to ten percent (10%) of the stock issued in the Securities Financing at an exercise price equal to the investor’s warrant exercise price of the Securities Financing or the price of the Securities Financing if no warrants are issued to investors. The Company will also pay, at closing, the expense of GSS’s legal counsel pursuant to the Securities Financing equal to $25,000.

