Form 10-Q
period 2012-08-31
Bizzingo, Inc.
filed 2012-10-22
CIK 1359504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended August 31, 2012

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-52511

BIZZINGO, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0471052
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

731 Market Street, #600

San Francisco, CA 94013_

 (Address of Principal Executive Offices)

(908) 968-0838

 (Registrant’s telephone, including area code)

Suite 202, 63 Main Street

Flemington, New Jersey 08822

(Former address if changed since last report)

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

Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:[112,434,525] Shares of $0.001 par value common stock outstanding as of October 15, 2012.

2

PART I. Financial Information

Item 1. Interim Financial Statements.

The accompanying unaudited consolidated financial statements of Bizzingo, Inc. (“Bizzingo) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and, should be read in conjunction with the audited financial statements and notes thereto contained in Bizzingo’sAnnual Report Form 10-K filedwith the SEC on September 13, 2012. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period are not necessarily indicative of the results that may be expected for the full year. Notes to the interim financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in our Annual Report onForm 10-K filedwith the SEC on September 13, 2012have been omitted.

3

BIZZINGO, INC.

(A Development Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2012

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Balance Sheets
August 31, 2012 and May 31, 2012
(Expressed in U.S. Dollars) (Unaudited)

	August 31, 2012	May 31, 2011
ASSETS
Current
Cash	$14,222	$17,104
Prepaids	12,000	17,000
Total current assets	26,222	34,104

Total Assets	$26,222	$34,104

LIABILITIES
Current
Accounts payable	$996,140	$589,818
Advance payable	6,250	-
Interest payable	231,097	219,111
Memberholder loan	2,046	2,046
Convertible notes payable	103,770	82,945
Notes payable	150,000	150,000
Stock issuance liability	358,400	1,507,191
Derivative liability – convertible notes payable	173,666	173,666
Total Current Liabilities	2,021,369	2,724,777

Derivative liability - warrants	159,470	159,470
Total Long-Term Liabilities		159,470

Total Liabilities	$2,180,839	$2,884,247

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Share capital
Authorized:
Preferred stock $0.001 par value 100,000 shares authorized
None issued, allotted and outstanding:	-	-

Common stock $0.001 par value, 525,000,000 shares authorized
Issued, allotted and outstanding:
91,714,692 and 112,434,525 shares as of May 31, 2012 and August 31, 2012	112,435	91,715
Additional paid-in capital	26,345,248	24,616,004
Deficit accumulated during development stage	(28,612,300)	(27,557,862)
Total stockholders’ (deficiency) equity	(2,154,617)	(2,850,143)
Total liabilities and stockholders’ (deficiency) equity	$26,222	$34,104

The accompanying notes are an integral part of these financial statements.

 BIZZINGO, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders’ (Deficiency) Equity

For the period April 3, 2009 (Inception) to August 31, 2012

(Expressed in U.S. Dollars) (Unaudited)

						Total
	Common stock		Additional	Subscription	Deficit	Stock-holders’
	Shares	Amount	paid-in capital	Receivable	accumulated	(deficiency)

Shares issued for property April 3, 2009	1,920,000	$1,920	$4,998,092	$(90)	$-	$4,999,922
Shares issued for cash May 28, 2010	12,480,000	$12,480	$(12,390)	-	-	$90
Net Loss April 3, 2009 (Inception) to May 31, 2010	-	-	-	-	$(186,902)	$(186,902)
Balance, May 31, 2009	14,400,000	$14,400	$4,985,702	$(90)	$(186,902)	$4,813,110
Subscription receivable	-	-	-	$90	-	$90
Shares issued for cash August 25, 2009	23,136,000	$23,136	$(22,991)	-	-	$145
Shares issued for cash March 10, 2010	5,782,400	$5,782	$(5,746)	-	-	$36
Recapitalization due to reverse merger	42,700,000	$42,700	$(83,243)	-	-	$(40,543)
Shares cancelled due to reverse merger	(32,712,176)	$(32,712)	$32,712	-	-	$-
Issuance of common stock @ $0.15 May 20, 2010	1,9333,333	$1,933	$288,067	-	-	$290,000
Issuance of common stock in settlement
of notes payable May 31, 2010	6,514,310	$6,515	$6,507,796	-	-	$6,514,311
Net loss for the year ending May 31, 2010					$(12,990,743)	$(12,990,743)
Balance, May 31, 2010	61,753,867	$61,754	$11,702,297	$-	$(13,177,645)	$(1,413,594)
Shares issued for cash on June 8, 2010 @ $0.15	1,333,333	$1,333	$198,667	-	-	200,000
Exchange agreement issuance June 22, 2010	1,334,176	$1,334	$999,298	-	-	1,000,632
Shares issued for cash on July 16, 2010 @ $0.15	2,520,000	$2,520	$375,480	-	-	378,000
Net loss for the period June 1, 2010 to August 31, 2010					$(617,663)	$(617,663)
Balance, August 31, 2010	66,941,376	$66,941	$13,275,742	$-	$(13,795,308)	$(452,625)

BIZZINGO, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders” (Deficiency) Equity

For the period April 3, 2009 (Inception) to August 31, 2012

(Expressed in U.S. Dollars) (Unaudited)

						Total
	Common Stock		Additional	Subscription	Deficit	Stock-holders
	Shares	Amount	paid-in capital	Receivable	Accumulated	(deficiency)
Shares issued for cash on November 1, 2010	1,080,000	$1,080	$160,920	-	-	$162,000
Net loss for the period September 1, 2010 to November 30, 2010					$(196,438)	$(196,438)
Balance, November 30, 2010	68,021,376	$68,021	$13,436,662	$-	$(13,991,746)	$(487,063)
Shares issued for cash on December 3, 2010	720,000	$720	$107,280	-	-	$108,000
Shares issued for services January 31, 2011	2,000,000	$2,000	$1,198,000	-	-	$1,200,000
Net loss for the period December 1, 2010 to February 28, 2011					$(1,433,108)	$(1,433,108)
Balance, February 28, 2011	70,741,376	$70,741	$14,741,942	$-	$(15,424,854)	$(612,171)
Shares issued for asset acquisition March 15, 2011	2,500,000	$2,500	$1,872,500	-	-	$1,875,000
Net loss for the period March 1, 2011 to May 31, 2011					(2,134,195)	$(2,134,195)
Balance, May 31, 2011	73,241,376	$73,241	$16,614,442	$-	$(17,559,049)	(871,366)
Shares cancelled on July 26, 2011	(6,460,800)	(6,461)	6,461	-	-	$-
Net loss for the period June 1, 2011 to August 31, 2011					$(519,726)	$(519,726)
Balance, August 31, 2011	66,780,576	66,780	$16,620,903	$-	$(18,078,775)	$(1,391,092)
Shares issued to settle accounts payable	611,512	$612	$207,303	-	-	$207,915
Stock options issued for services	-	-	$720,349	-	-	$720,349
Warrants issued for services	-	-	$502	-	-	$502
Net loss for the period September 1, 2011 to November 30, 2011					(1,532,360)	$(1,532,360)
Balance, November 30, 2011	67,392,088	$67,392	$17,549,057	$-	$(19,611,135)	$(1,994,686)

 BIZZINGO, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders” (Deficiency) Equity

For the period April 3, 2009 (Inception) to August 31, 2012

(Expressed in U.S. Dollars) (Unaudited)

						Total
	Common Stock		Additional	Subscription	Deficit	Stock-holders
	Shares	Amount	paid-in capital	Receivable	Accumulated	(deficiency)

Shares issued for cash on December 7, 2011	2,500,000	$2,500	$247,500	-	-	$250,000
Shares issued for services on December 7, 2011	800,000	$800	$95,200	-	-	$96,000
Shares issued in settlement of notes payable December 7, 2011	1,643,719	$1,644	$195,602	-	-	$197,246
Shares issued for note extension December 7, 2011	50,000	$50	$5,950	-	-	$6,000
Shares issued for cash on February 1, 2012	1,250,000	$1,250	$123,750	-	-	$125,000
Stock options issued for services	-	-	450,078	-	-	$450,078
Warrants issued for services	-	-	882,838	-	-	$882,838
Stock issuance costs	-	-	(19,300)	-	-	$(19,300)
Net loss for the period December 1, 2011 to February 29, 2012	73,635,807	$73,636	$19,530,675	-	$(2,776,504)	$(2,776,504)
Shares issued for cash on March 2, 2012	5,850,000	$5,850	$629,150	-	-	$635,000
Shares issued for services on March 2, 2012	800,000	$800	$119,200	-	-	$120,000
Shares issued for cash on March 6, 2012	500,000	$500	$49,500	-	-	$50,000
Shares issued for services on March 6, 2012	500,000	$500	$74,500	-	-	$75,000
Shares issued in settlement of notes payable March6, 2012	4,130,970	$4,131	$615,514	-	-	$619,645
Shares issued – anti dilution clause April 12, 2012	447,915	$448	$(448)	-	-	$-
Shares issued for services on April 12, 2012	3,700,000	$3,700	$904,300	-	-	$908,000
Shares issued for services on May 3, 2012	650,000	$650	$174,200	-	-	$174,850
Shares issued for cash on May 3, 2012	1,500,000	$1,500	$148,500	-	-	$150,000
Stock options issued for services	-	-	$572,522	-	-	$572,522
Warrants issued for services	-	-	$1,771,564	-	-	$1,771,564

BIZZINGO, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders” (Deficiency) Equity

For the period April 3, 2009 (Inception) to August 31, 2012

(Expressed in U.S. Dollars) (Unaudited)

						Total
	Common Stock		Additional	Subscription	Deficit	Stock-holders
	Shares	Amount	paid-in capital	Receivable	Accumulated	(deficiency)
Beneficial Conversion Feature	-	-	$63,652	-	-	$63,652
Stock issuance costs	-	-	$(36,825)	-	-	$(36,825)
Net loss for the period March 1, 2012 to May 31, 2012	-	-	-	-	$(5,170,223)	$(5,170,223)
Balance, May 31, 2012	91,714,692	$91,715	$24,616,004	-	$(27,557,862)	$(2,850,144)
Shares issued for services	17,371,918	$17,372	$1,039,849	-	-	$1,057,221
Shares issued in settlement of debt	3,000,000	$3,000	$150,921	-	-	$153,921
Warrants issued for services	-	-	$388,966	-	-	$388,966
Stock options issued for services	-	-	$199,857	-	-	$199,857
Shares issued – anti dilution clause July 18, 2012	347,915	$348	$(348)	-	-	$-
Debt Discount recapture on loan conversion	-	-	$(50,000)	-	-	$(50,000)
Net loss for the period June 1, 2012 to August 31, 2012	-	-	-	-	$(1,054,438)	$(1,054,438)
Balance, August 31, 2012	112,434,525	$112,435	$26,345,248	-	$(28,612,300)	$(2,154,617)

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended August 31, 2012 and 2011
and the period from April 3, 2009 (inception) to August 31, 2012
(Expressed in U.S. Dollars) (Unaudited)

	For the Three	For the Three	From Inception Date
	Months ended August 31, 2012	Months ended August 31, 2011	of April 3, 2009 to August 31, 2012

Revenue	$-	$-	$-

General and Administrative expenses	1,136,327	526,185	13,726,274

Operating loss	(1,136,327)	(526,185)	(13,726,274)
Other Income (Expense)
Impairment of IP music database and Computer code		-	(8,440,989)
Interest expense	(12,908)	(60,165)	(968,398)
Derivative expense			(340,437)
Change in fair value of derivative expense			155,454
Gain on forgiveness of debt	-	66,624	360,630
Gain (Loss) on settlement of debt	94,797		(5,652,286)
Net loss	$(1,054,438)	(519,726)	(28,612,300)
Loss per share – basic and diluted	(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	101,624,177	70,713,237

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended August 31, 2012 and 2011 and
the period from April 3, 2009 (inception) to August 31, 2012
(Expressed in U.S. Dollars) (Unaudited)

	For the Three Months Ended August 31, 2012	For the Three Months Ended August 31, 2011	From Inception Date of April 3, 2009 to August 31, 2012
Cash flows from (used in) operating activities
Net loss for the year	$(1,054,438)	$(519,726)	$(28,612,300)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
- Impairment of IP music database and computer code		-	8,440,989
- Loss on business acquisition		-	(44,361)
- Loss on settlement of debt	(94,797)	-	5,652,286
- Gain on forgiveness of debt		-	(360,630)
- Stock based compensation	505,047	-	6,941,345
- Accretion of debt discount		-	1,827,314
- Derivative expense		-	340,437
- Change in fair value of derivative liabilities		-	(155,454)
Changes in operating assets and liabilities:
(Increase) Decrease in:
- Advances	6,250	-	6,250
- Prepaid expenses and other assets	5,000	10,000	(12,000)
- Accounts payable and accrued expenses	406,322	(45,306)	996,140
- Capitalized interest	-	-	121,147
- Accrued interest payable - other	11,988	60,165	243,290
Net cash provided by operating activities	(214,628)	(494,867)	(4,615,547)
Cash flows from (used in) investing activities
Purchase of Capital Assets	-	-	(75,000)

Net cash (used) provided by investing activities		-	(75,000)
Cash flows from (used in) financing activities
Proceeds from issuance of notes	150,921	495,000	2,305,921
Proceeds from issuance of convertible notes	(29,175)	-	245,825
Repayment of notes		-	(281,000)
Proceeds from memberholder loan		-	2,046
Shares issued (subscribed) for cash	90,000	-	2,488,102
Stock issuance costs		-	(56,125)
Net cash (used) provided by financing activities	211,746	495,000	4,704,769
Increase in cash and cash equivalents	(2,882)	133	14,222
Effect of exchange rate on cash
Cash and cash equivalents, beginning of year	17,104	4,101	-
Cash and cash equivalents , end of period	$14,222	$4,234	$14,222
Cash and cash equivalents represented by:
Cash	$14,222	$4,234	$14,222

The accompanying notes are an integral part of these financial statements.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

		Fair Value Measurement Using
August 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features and warrant liabilities	$333,135	$-	$-	$333,135	$333,135

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total
Balance, May 31, 2012	$333,135	$333,135
Purchases, issuance and settlements	-
Total gains or losses (realized/unrealized) included in net loss	-
Balance, August 31, 2012	$333,135	$333,135

(i)	Debt Issue Costs and Discount on Debt

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
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

(l)	Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. Stock based compensation expense for the period ended August 31, 2012 and 2011 amounted to $505,047 and $0.00 respectively.

(m)	Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company currently is in the development stage and has not generated any revenue since its inception.

(n)	Advertising

The Company expenses advertising when incurred. Advertising expense for the period ended August 31, 2012 and 2011 was $0 and $0, respectively.

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
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

Amortization expense related to the Shortcode technology for the period ended August 31, 2012 and 2011 was $0 and $0, respectively.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

7-a

On April 27, 2012, in connection with an asset acquisition, the Company issued a convertible note to IntroMe, Inc. in the principal amount of $75,000, which is convertible into shares of the Company’s common stock, and warrants to purchase 4,080,000 shares of common stock with an exercise price of $0.34 per share of $75,000 to IntroMe, Inc. (See Note 4)

The convertible note has a term of eleven months and accrues interest at 8% per annum. The Company is required to make ten equal, consecutive monthly payments of $7,500 on the first day of each month commencing with June 1, 2012. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a per share conversion price of the closing price of the Company’s common stock on the conversion date. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes. At August 31, 2012, $50,825.00 was outstanding.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

Conversion Feature

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The convertible notes have been measured at fair value using an option pricing model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $48,152.

The embedded derivative of the convertible notes was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivatives of $2,095 for the period ended May 31, 2012. For the period June 1, 2012 to August 31, 2012 no change was made to the note value or derivative liability. The derivative value of the convertible notes at August 31, 2012 carried a derivative liability at fair value of $46,058.

As of May 31, 2012, accrued and unpaid interest under the Note was $1,799.88.

Warrants

Each of the warrants issued to the Introme Inc. has a term of six years from April 27, 2012 and were fully vested on the date of issuance. The warrants are exercisable at $0.34 per share.

The warrants, when issued, gave rise to the allocation of $1,367,837 fair value into the asset purchase price. (See Note 4)

As of August 31, 2012 warrants to purchase 4,080,000 shares of Company common stock remain outstanding.

7-b

On May 10, 2012, the Company issued a convertible note to Telperion Holdings LTD. (the “Holder”) in the principal amount of $100,000, and on June 21, 2012 the Company issued a second convertible note for $13,000, to the same Holder both of which are convertible into shares of the Company’s common stock, and warrants to purchase 1,000,000 shares of common stock each with an exercise price of $0.10 per share.

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

Conversion Feature

Due to the fact that these convertible notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under ASC No. 815. The convertible notes have been measured at fair value using an option pricing model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $100,000 and interest expense of 102,557.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

The embedded derivative of the convertible notes was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivatives of $74,949 for the period ended May 31, 2012 with no change at August 31, 2012. The derivative value of the convertible notes at May 31, 2012 yielded a derivative liability at fair value of $127,608 with no change at August 31, 2012.

As of August 31, 2012, accrued and unpaid interest under the Note(s) was $$2,476.71 and $202.30.

Derivative Warrants

Each of the warrants issued to the Holder has a term of three years from May 10, 2012 and June 21, 2012 and was fully vested on the date of issuance. The warrants are exercisable at $0.10 per share. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

The warrants, when issued, gave rise to a derivative liability of which was recorded as interest expense of $237,880. The embedded derivative of the warrants was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivative of $78,411 for the period ended May 31, 2012. There was no change to this measurement at August 31, 2012. The derivative value of these warrants at May 31, 2012 yielded a derivative liability at fair value of $159,469. There was no change to this value at August 31, 2012.

As of August 31, 2012 warrants to purchase 2,000,000 shares of Company common stock remain outstanding.

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

Beneficial Conversion Feature

The intrinsic value of the convertible note, when issued, gave rise to a beneficial conversion feature which was recorded as a discount to the notes of $24,623 to be amortized over the term of the note. On July 18, 2012 the note was converted and the discount was recaptured.

As of July 18, 2012 $920.550 in accrued interest was included in the conversion.

Warrants

Each of the warrants issued to the Holder have a term of five years from May 23, 2012 and were fully vested on the date of issuance. The warrants are exercisable at $0.30 per share.

The fair value of the warrants, when issued, were recorded as a discount to the notes of $25,377 to be amortized over the term of the note. On July 18, 2012 the note was converted and the discount was recaptured.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

As of August 31, 2012 warrants to purchase 200,000 shares of Company common stock remain outstanding.

7-d

On May 23, 2012, the Company issued a convertible note to David Shamouelian (the “Holder”) in the principal amount of $50,000, which is convertible into shares of the Company’s common stock, and warrants to purchase 200,000 shares of common stock with an exercise price of $0.30 per share.

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

As of August 31, 2012, accrued and unpaid interest under the Note was $1,643.84.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

On May 25, 2012 the Company entered into a one year agreement with Joby Capital, LLC (“Joby”) to provide business development and marketing services. Joby is to be compensated for its services with 1,000,000 shares of Company common stock.

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

Advisory Board Agreement

In April and May 2012, the Company entered into Advisory Board agreements with Mark Waxman and Ranjith Kumaran (the “Advisors”), respectively. The term of the agreements is for a period of between one to three years unless either party provides a 30-day advance written notice of termination. As compensation for their services, each Advisor shall receive stock options to acquire 100,000 shares of common stock of the Company. As of August 31, 2012 100,000 stock options to Ranjith Kumaran were granted.

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

On February 29, 2012 the Company entered into an agreement with Monarch Bay Associates, LLC., a FINRA registered broker-dealer (“MBA”),as its non-exclusive placement agent, on a non-exclusive basis, with respect to finding investors. The Company shall compensate MBA nine percent (9%) of gross proceeds received by the Company in connection with a public or private offering of equity including convertible debt and convertible preferred equity (the “Financing”). In addition MBA will receive a warrant allowing it to purchase nine percent (9%) of the total number of shares of common stock issued and issuable by the Company to investors under and in connection with the Financing. In addition the Company will issue 200,000 stock purchase warrants at the successful completion of a financing at $0.15 per share.

Note 9.	Options

During the period ended August 31, 2012, the Company issued Directors, Officers and Consultants a total of 12,950,000 stock options under the 2011 Stock Option Plan. The Company valued the options utilizing an option pricing model and are expensing the options over the vesting periods. The exercise price of the options were issued at fair market value on the date of grant and range from $0.16 to $0.33. All options have a term of 10 years. The Company recorded an expense of $1,742,949 during the year ended May 31, 2012. For the period June 1, 2012 to August 31, 2012 the Company recorded an additional expense of $199,857.

Note 10.	Warrants

The value of the warrants have been calculated using an option pricing model as of the date of grant based on the following assumptions: a risk free rate (range .21%-2.96%); a dividend yield of 0.00%; a volatility factor of (range 90%-200%); and an expected life (range 2-10 years).

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

BIZZINGO, INC.
(A Development Stage Company)
Notes to Financial Statements
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

On July 16, 2010, we entered into a Unit Purchase Agreements with 13 accredited investors pursuant to which the Purchasers purchased 14 Units at a Purchase Price of $27,000 per Unit for an aggregate purchase price of $378,000. Each Unit purchased consisted of (a) one hundred eighty thousand (180,000) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”); (b) Series A Warrant (the “Series A Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.30 per share; and (c) a Series B Warrant (the “Series B Warrants”, together with the Series A Warrants, the “Warrants”) to purchase ninety thousand (90,000) shares of Common Stock at an exercise price of $0.60 per share. Accordingly, in total, purchasers received 2,520,000 shares of Common Stock (the “Shares”); a Series A Warrant to purchase 1,260,000 shares of Common Stock and a Series B Warrant to purchase 1,260,000 shares of Common Stock

Southridge Investment Group LLC., a SEC Registered Broker/Dealer, Member FINRA/SIPC (“Southridge”) acted as placement agent in connection with the sale of the 13 Units referred to above in the preceding paragraph. Southridge received $22,140 in commissions and expenses and 54,000 Series A Warrants and 54,000 Series B Warrants. We also paid $3,500 in escrow fees. The net proceeds of the offering after payments of the commissions and expenses and escrow fees were approximately $352,360.

In April 2010, the Company entered into an Exchange Agreement with Professional Capital Partners, Ltd.(“PCP”), pursuant to which the Company and PCP agreed to exchange 5,325,824 shares of the Company’s common stock (the “Original Shares”) for $1,000,000 worth of Units in its next financing. The Company has offered and sold Units in a financing, with each Unit consisting of: (i) 180,000 shares of the Company’s common stock; (ii) a Series A Warrant to purchase 90,000 shares of common stock at an exercise price of $0.30 per share; and (iii) a Series B Warrant to purchase 90,000 shares of common stock at an exercise price of $0.60 per share. On June 22, 2010, PCP exercised this Exchange Agreement and exchanged its Original Shares for 37 Units. As a result, PCP received 6,660,000 shares of common stock; a Series A Warrant to purchase 3,330,000 shares of common stock; and a Series B Warrant to purchase 3,330,000 shares of common stock in exchange of 5,325,824 and net of shares of common stock of the company. A financing expense of $1,000,632 was recorded as of May 31, 2010 as a stock issuance liability with the exercise of the exchange agreement on June 22, 2010 as this cost became known. The financing cost was determined using the last price of $0.75 as reported on OTCBB.com on June 11, 2010 prior to the June 22, 2010 exercise date, on the additional 1,334,176 shares of common stock issued to PCP pursuant to the Exchange Agreement.

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

1.	On April 3, 2009, 1,920,000 shares were issued for property.
2.	On May 28, 2009, 12,480,000 shares were issued for cash.
3.	On August 25, 2009, 23,136,000 shares were issued for cash.
4.	On March 10, 2010, 5,782,400 shares were issued for cash.
5.	On April 27, 2010, 42,700,000 were issued and 32,712,176 shares were cancelled upon recapitalization due to the reverse merger.
6.	On May 20, 2010 1,933,333 shares were issued at $0.15 for cash of $290,000
7.	On May 31, 2010, 6,514,310 shares were issued in settlement of $892,147.34 in notes assigned to the Company with one note-holder also receiving the “right” with their settled note to receive the equivalent amount of the face amount of their note in consideration of their note.
8.	On June 8, 2010 1,333,333 shares were issued at $0.15 for cash of $200,00
9.	On June 22, 2010 1,334,176 net shares were issued on account of an April 27, 2010 Exchange Agreement
10.	On July 16, 2010 2,520,000 shares were issued at $0.15 for cash of $378,000
11.	On November 1, 2010 1,080,000 shares were issued at $0.15 for cash of $162,000.
12.	On December 3, 2010 720,000 shares were issued at $0.15 for cash of $108,000.
13.	On January 31, 2010 by resolution the Board caused 2,000,000 shares to be issued for services
14.	On March 15, 2011 2,500,000 shares were issued for an asset acquisition (Zonein2 code)
15.	On July 27, 2011 6,460,800 shares were surrendered to the Company by a former CEO and cancelled.
16.	On September 7, 2011, the Company issued 611,512 shares to a vendor to settle an accounts payable in the amount of $91,726.85.
17.	On December 7, 2011 2,500,000 shares were issued at $0.10 for cash of $250,000
18.	On December 7, 2011 800,000 shares were issued for services
19.	On December 7, 2011 1,643,719 shares were issued to settle notes and accrued interest in the amounts of $225,000 and $21,558, respectively.
20.	On December 7, 2011 50,000 shares were issued in connection with a note extension
21.	On February 1, 2012 1,250,000 shares were issued at $0.10 for cash of $125,000
22.	On March 2, 2012 500,000 shares were issued at $0.20 for cash of $100,000
23.	On March 2, 2012 5,350,000 shares were issued at $0.10 for cash of $535,000
24.	On March 2, 2012 800,000 shares were issued for services
25.	On March 6, 2012 500,000 shares were issued at $0.10 for cash of $50,000
26.	On March 6, 2012 500,000 shares were issued for services
27.	On March 6, 2012 4,130,970 shares were issued to settle notes and accrued interest in the amounts of $385,000 and $28,075, respectively.
28.	On April 12, 2012 447,915 shares were issued under an anti-dilution clause
29.	On April 12, 2012 3,700,000 shares were issued for services
30.	On May 3, 2012 650,000 shares were issued for services
31.	On May 3, 2012 1,500,000 shares were issued at $0.10 for cash of $150,000
32.	On July 18, 2012 14,719,833 shares were issued services, accrued stock liabilities for services and conversion of notes.
33.	On August 21, 2012 6,000,000 shares were issued for services

Note 12.	Preferred Stock

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
For the period from April 3, 2009 (Inception) to August 31, 2012
(Expressed in U.S. Dollars)

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

Consulting Agreements

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

Placement Agent and Advisory Services

On July 11, 2012 the Company entered into an agreement with Garden State Securities, Inc. (“GSS”) as its selling/placement agent. GSS will also assist the Company in financial planning and proposed mergers and acquisitions. Upon execution of the agreement, the Company is to issue GSS an advisory fee of 500,000 shares of Company Common Stock. The Company shall also pay GSS ten percent (10%) of any gross proceeds received by the Company in connection any equity of debt financing, convertible debt financing, debt conversion or any instrument convertible into the Company’s common stock (“the Securities Financing”). In addition GSS will receive warrants (the “Warrants”) with “piggy back” registration rights, equal to ten percent (10%) of the stock issued in the Securities Financing at an exercise price equal to the investor’s warrant exercise price of the Securities Financing or the price of the Securities Financing if no warrants are issued to investors. The Company will also pay, at closing, the expense of GSS’s legal counsel pursuant to the Securities Financing equal to $25,000.

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

The development of Phreadz and UDM since our acquisition described in our Corporate History above has evolved into Bizzingo. This development has culminated in www.bizzingo.com and www.Bizz.net. We intend to be a social network designed for business and commerce. We are currently finalizing with a number of business’s which we intend to launch on a limited alpha basis. We think of it as an “internet hub” where social networking, e-commerce and marketing will converge within one domain. It is commonly accepted that B2B and B2C social media marketing will focus on three key areas: video, mobile and engagement.

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

Comparison of the three months ended August 31, 2011 with the three months ended August 31, 2010

We had no revenues from operations for the periods ended August 31, 2011 and August 31, 2012.

Operating expenses for the three month period ending August 31, 2012 was ($1,136,327), compared to the same three month period in 2011 of ($526,185). This difference results from increases in product development and marketing expenses in the current period and a corresponding a large increase in our consulting fees during the current period. We do expect product development and marketing expenses to continue and increase further as more focus is placed on the development of operations.

Operating Activities

Cash use in operating activities for the period from June 1, 2012 to August 31, 2012 was ($214,628), and from June 1, 2011 to August 31, 2011 ($494,867). The consolidated Company expects net cash used in operating activities to increase going forward as the Company pursues its business plan, continues in its development and markets its services.

Financing Activities

Net cash provided by financing activities for the period from June 1, 2012 to August 31, 2012 was approximately $211,746, and from June 1, 2011 to August 31, 2012 was approximately $495,000. This consisted of net proceeds received from the issuance of notes payable and shares issued for cash.

Liquidity and Capital Resources

As of August 31, 2012, we had a working capital deficit of ($1,995,147) compared to a working capital deficit of ($2,690,673) as of August 31, 2011. Cash and cash equivalents at August 31, 2012 was $14,222 compared to a balance of $17,104 as at August 31, 2011. Our current level of operations does not generate sufficient cash to fund our working capital needs. Accordingly, we will have to raise capital to fund our short-term working capital needs. No assurance can be made that we will have access to the capital markets in future, or that financing will be available on acceptable terms to satisfy our future and on-going cash requirements that we need to implement its business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse affect on its results of operations and financial condition, and could severely threaten our ability to continue as a going concern.

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

Going Concern

The independent auditors’ report accompanying our audited financial statements for the year ended May 31, 2012 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2012 based on the framework established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of August 31, 2012 we had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have concluded that our internal control over financial reporting was ineffective as of August 31, 2012.

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

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2012, we completed the following transactions

1.	On July 18, 2012, 14,719,833 shares were issued services, accrued stock liabilities for services and conversion of notes.
2.	On August 21, 2012, 6,000,000 shares were issued for services.

The transactions described above was exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that recipient of the shares had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

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

BIZZINGO, INC.

Date: October 22, 2011	By:	/s/ Douglas Toth
Douglas Toth
Chief Executive Officer

